Form 10QSB
period 2006-03-31
Pebble Beach Enterprises
filed 2006-05-15
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from ________to ____________

Commission file number __________________________

Pebble Beach Enterprises, INC.
a Nevada corporation

1200 Truxton Avenue #130
Bakersfield, CA 93301
(661) 327-0067

Common Stock, $0.001 par value to be registered under Section 12(g) of The Securities Exchange Act of 1934

I.R.S. Employer I.D. # 87-0733770

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X} No [ ]

Number of shares of common stock of Pebble Beach Enterprises Inc. outstanding as of March 31, 2006: 40,000,000

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Item 1. Financial Statements

PEBBLE BEACH ENTERPRISES, INC.
BALANCE SHEETS
(unaudited)

	3/31/06	12/31/05
ASSETS

Cash	$561	$19,507

Inventory - mineral rights held for sale	13,826	-

Prepaid state taxes	600	-

Total current assets	$14,987	$19,507

LIABILITIES & STOCKHOLDERS’ EQUITY

Accrued expenses	$8	$-

Income tax payable	979	1,990

Note payable to related party	2,000	-

Total current liabilities	2,987	1,990

Commitments	-	-

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 75,000,000 shares
authorized, 40,000,000 shares issued and outstanding	40,000	40,000
Additional paid-in capital	(23,445)	(24,609)
Retained earnings (deficit)	(4,555)	2,126

TOTAL STOCKHOLDERS’ EQUITY	12,000	17,517

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$14,987	$19,507

PEBBLE BEACH ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
(unaudited)

	3/31/06		3/31/05

Sales	$-		$611,581
Cost of sales	-		512,623
Gross profit	-		98,958
General & administrative	7,684		7,998
Interest expense	8		3,822

Net income (loss) before
income tax expense	(7,692)		87,138

Income tax expense (recovery)	(1,011)		16,347
Net income (loss)	$(6,681)	$	$ 70,791

Basic and diluted net
income (loss) per share	$0.00		$(0.00)

Weighted average shares outstanding	40,000,000		40,000,000

PEBBLE BEACH ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(unaudited)

	3/31/06	3/31/05

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,681)	$70,791
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating
activities:
Imputed rent expense	1,164	1,165
Changes in:
Accounts receivable	-	(272,199)
Land held for sale	-	290,953
Inventory - mineral rights held for sale	(13,826)	-
Accrued expenses	8	3,822
Income tax payable	(1,011)	16,347
Prepaid state taxes	(600)	-
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	(20,946)	110,879

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable to related party	2,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	-

NET CHANGE IN CASH	(18,946)	110,879
Cash balance, beginning of the period	19,507	19,037

Cash balance, ending of the period	$561	$129,916

Supplemental disclosures:
Taxes paid	$-	$-
Interest paid	-	-

PEBBLE BEACH ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements
of Pebble Beach Enterprises, Inc., have been
prepared in accordance with accounting principles generally
accepted in the United States of America and the rules of the
Securities and Exchange Commission, and should be read
in conjunction with the audited financial statements and notes thereto contained in PBE's Form 10-SB/A. In the opinion of
management, all adjustments, consisting of normal recurring
adjustments, necessary for a fair presentation of financial
position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial
statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year
2005, as reported in the Form 10-SB/A, have been omitted.

NOTE 2 - INVENTORY - MINERAL RIGHTS HELD FOR SALE

During the first quarter of 2006, Pebble Beach Enterprises, Inc. acquired mineral rights for resale. As of March 31, 2006, the company had $13,826 of mineral rights held for sale.

2. Management Discussion and Analysis or Plan of Operations

Liquidity and Cash Requirements. As of March 31, 2006 our cash on hand was $561 We anticipate our administrative and other non-real estate investment operational expenses over the coming twelve months to be approximately $25,000, including approximately $10,000 in accounting and audit expenses. We therefore will need to receive additional financing from Adavco Inc. and anticipate a note to sign during the 2nd quarter of 2006. We arrive at a projected cash requirement of $25,000 over the next year based on the assumptions that a) we will continue to receive our office space rent-free; b) our expenses will be limited to administrative cost; and c) that our auditors’ costs will be relatively stable. Based on our past auditors’ costs, as well as our past administrative costs, we anticipate needing $25,000 for the next 12 months to satisfy our cash requirements.

In terms of our real estate investment operational expenses, we rely principally on Adavco, Inc., a corporation controlled by our sole Director Annette Davis, to loan us money at no interest in order to purchase or upgrade real estate. Adavco is a real estate development company which has constructed apartment buildings and custom homes, among other development projects, since its founding in 1982. It had 2005 sales of $150,000,000. We would be unable to continue operations without loans from Adavco, at least for the next 5-10 transactions. Adavco receives no compensation from us for their loans, outside of 5% annual interest on all monies loaned. We have a verbal agreement with Adavco to continue to receive loans from them as necessary, which we believe to be reliable because the management of Adavco consists of our sole Director and her husband.

Industry Trends. As population in our geographic area of concentration grows, and speculation increases, real estate prices have been increasing rapidly over the past seven years. There is concern among some that prices will begin to rise far less rapidly or even decrease over the next several years, as the high prices cause excessive building of residential and other structures. We do believe prices will rise less rapidly in the future, but do not believe prices will decrease in our area of California. In any event, if prices did decrease, we would enter into more joint venture profit sharing agreements with owners of undeveloped land, which would expose us to less risk since we would never own the land.

How We Make Our Money and Results of Operations. The business model for our first area of operation, buying a developed piece of land with or without a structure already built on it, beings in revenue when we re-sell it at a premium and retain the profits on the sale.

Thus far, we have completed three such transactions. The first two transactions were two finished lots of land of approximately ½ acre each, located in the Western Rosedale neighborhood of Bakersfield, California, with no structures built on them, which we bought together on August 30, 2004 for $290,953 each from Calle Cerca Investments. Our market research indicated that each of these lots were likely $10,000 - $15,000 undervalued due to the scarcity of such lots in this area of the city of Bakersfield, California. We contacted a local broker, Steve Lantz, who had many clients in need of finished, vacant lots, and on January 16, 2005 we sold one of the two lots for $159,000 to a local private couple, and we sold the other lot for $165,000 on February 17, 2005 to Gracie Land Company. Total gross profit was $30,500 after paying a commission of $3,500 to the broker Steve Lantz.

The third transaction, described in a previous section, began on February 24, 2005, when we purchased a house on a finished lot of approximately 8,000 square feet for $200,655. We sold this house through a real estate broker on March 31, 2005 for $287,500, for a total gross profit of $86,845.

We do not compensate our officers or directors, nor do we pay out commissions to our officers and directors on our transactions. However, each of our three officers, when acting as consultants on any of our transactions, will invoice us for their time and services and we do pay those consulting invoices. The three corporations are: JD Consulting, controlled by our Secretary Jennifer Davis, which charges $250 per hour; Select Research, controlled by our President Aaron J. Hashim, which charges $200 per hour; and HML & Company, controlled by Lesa Hashim, our Vice-President and Treasurer, which charges $200 per hour. For example, when escrow closed on the sale of the house on March 31, 2005, we paid $45,000 in consultation fees to three corporations controlled by members of our management, leaving approximately $40,000 of the original $86,845 profit in our account. However, we were not invoiced, and did not pay, consultation fees on the sale of either of the two finished lots, which were our other two transactions we have conducted so far.

The business model for our second area of operation, purchasing undeveloped land, brings in revenue in a similar fashion. After we do due diligence, then purchase the land, and upgrade it, we re-sell it to a developer, retaining the profit on the sale.

We have not conducted any transactions under this second area of operations to date.

The business model for our third area of operation, consulting work and joint ventures, involves two different revenue streams, one for consulting and one for joint ventures. When we consult for third parties who have already purchased the land, we charge $90 - $300 per hour to help facilitate the various issues needed for due diligence and upgrading the land, including the securing of mineral rights, surface rights, identifying zoning issues, helping to supply a study map and a tract map, contacting construction vendors to improve the site through grading, installing sewer hookups, etc. We have recently been contacted by a couple of companies to do some mineral rights research for them. Initially we do not expect this to be a large revenue stream but we are hopeful that over time we can establish some lasting relationships.

When we do joint ventures, we enter into an exclusive profit sharing arrangement with the landowner and do the due diligence and upgrading of the land at our own expense without ever owning the land. We then identify a buyer of the land, and split the profit of the land 50/50 with the landowner.

We have not conducted any transactions under this third area of operations to date.

Marketing. With respect to finding property to purchase, we rely on direct marketing, which means we send out letters and make phone calls to property owners directly, inquiring if they are interested in selling their land. Members of our management team have even been known to find land that is prime for development, locate the land owner and knock on their door.

Our third area of operations, as it relates to consulting, should be marketed but we have not begun marketing our services in this area yet, but intend to within the next 12 months, as our time and cash flow allows. Marketing activities that we intend to perform include attending farmers’ conferences and builders conferences to market all our services.

Advertising for all three areas of operations would involve research into the mailing addresses of our potential clients, printing costs for the promotional mailers, and postage costs. Costs for this activity are estimated at approximately $6-10,000 per mailing, and therefore an annual budget of $36-60,000 for advertising seems appropriate to us. However, we are not embarking on any advertising campaigns at this time. Our current strategy of slowly and methodically doing one transaction after another is working, and building us to “self-sufficiency”, which we define as no longer needing Adavco’s help in purchasing property. We would only embark on an advertising campaign were we to a) become self-sufficient, b) be profitable and could afford this budget, and c) either have our current strategy fail us, requiring emergency advertising in order to drum up new business, or get to a point in our operations where we are ready to handle more transactions at the same time, which is likely to happen were we to begin advertising.

Potential Future Business Models. We may wish to expand operations in the future, as time and money allow, by targeting large builders and offer to develop and acquire land for them, and/or targeting large farmers that have excess land that they could invest for development purposes. The feasibility of this is not high currently, but will depend upon the success of our current model. We may see this model taking off in the Fall of 2007.

Description of Property.

Our principal office is a rented space in a dedicated office building at 1200 Truxton Ave., Suite 130 in Bakersfield, California.

We own no real estate at the current time.

Plant and Significant Equipment We do not expect any purchase of any plant or significant equipment assets in the next 12 months.

Number of Employees. Our current number of employees is zero. We do not expect a significant number in the change of employees in the next 12 months.

Security Ownership of Certain Beneficial Owners and Management.

We have only one class of securities - our Common Stock.

The following represents the security ownership of the only person who owns more than five percent of our outstanding Common Stock:

Annette Davis    38,054,331 shares1  95.1% of class

Financing Plans We will continue to rely on loans from Adavco Inc. to complete brokerage transactions. At this time there has been nothing signed by Adavco Inc. guaranteeing that such funds will be made available.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

Item 3. Controls and Procedures.

It is Management’s responsibility for establishing and maintaining adequate internal control over financial reporting for Pebble Beach Enterprises. It is the President’s ultimate responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company’s disclosure controls and procedures include mandatory communication of material events, management review of monthly, quarterly and annual results and an established system of internal controls.

As of March 31 2006, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

It should be noted that while the Company’s management, including the President, believes the Company’s disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

Other Information

Item 4. Exhibits

Index of Exhibits

1.	31.1 Certification of Director pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2 Certification of Treasurer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3.	32.1 Certification of Director pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4.	32.2 Certification of Treasurer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pebble Beach Enterprises

(Registrant)

Pebble Beach Enterprises

Date: May 3, 2006	By:	/s/ Annette Davis

Director

Pebble Beach Enterprises

Date: May 3, 2006	By:	/s/ Lesa Hashim

Treasurer