Form 10QSB
period 2006-06-30
Pebble Beach Enterprises
filed 2006-08-14
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2006

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

I.R.S. Employer I.D. # 87-0733770

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Number of shares of common stock of Pebble Beach Enterprises Inc. outstanding as of June 30, 2006: 40,000,000

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

Item 1. Financial Statements

PEBBLE BEACH ENTERPRISES, INC.
BALANCE SHEETS
(unaudited)

	6/30/06	12/31/05
ASSETS

Cash	$5,091	$19,507
Prepaid state taxes	400	-
Inventory - mineral rights held for sale	2,119	-
Total current assets	$7,610	$19,507

LIABILITIES & STOCKHOLDERS’ EQUITY

Income tax payable	$-	$1,990
Total current liabilities	-	1,990

Commitments	-	-

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 75,000,000 shares
authorized, 40,000,000 shares issued and outstanding	40,000	40,000
Additional paid-in capital	(22,281)	(24,609)
Retained earnings (deficit)	(10,109)	2,126
TOTAL STOCKHOLDERS’ EQUITY	7,610	17,517
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$7,610	$19,507

PEBBLE BEACH ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2006 and 2005
(unaudited)

	Three Months		Six Months
	2006	2005	2006	2005
Sales	$6,340	$-	$7,290	$611,581
Cost of sales	-	-	-	512,623
Gross profit	6,340	-	7,290	98,958

General &
administrative expenses	9,955	1,546	18,589	9,544
Interest (income) expense	(8)	2,420	-	6,242
Net income(loss) before
income tax expense	(3,607)	(3,966)	(11,299)	83,172

Income tax recovery (expense)	(1,947)	1,348	(936)	(14,999)
Net income (loss)	$(5,554)	$(2,618)	$(12,235)	$68,173

Basic and diluted net
loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
shares outstanding	40,000,000	40,000,000	40,000,000	40,000,000

PEBBLE BEACH ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and June 30, 2005
(unaudited)
	6/30/06	6/30/05
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,235)	$68,173
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating
activities:
Imputed interest	-	3,694
Imputed rent	2,328	2,330
Changes in:
Accrued expenses	-	2,548
Mineral right held for sale	(2,119)	-
Land held for sale	-	290,953
Prepaid state taxes	(400)	-
Income taxes payable	(1,990)	14,999
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	(14,416)	382,697
NET FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	2,000	-

Payments on loan from related party	(2,000)	(310,000)
NET CASH USED IN FINANCING ACTIVITIES	-	(310,000)
NET CHANGE IN CASH	(14,416)	72,697
Cash balance, beginning of the period	19,507	19,037

Cash balance, ending of the period	$5,091	$91,734
Supplemental disclosures:
Taxes paid	$2,926	$-
Interest paid	-	-

PEBBLE BEACH ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pebble Beach Enterprises, Inc. (“PBE”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in PBE's Form 10-SB12G/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the Form 10-SB12G/A, have been omitted.

NOTE 2 - REVENUE RECOGNITION

PBE recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the services have been performed.

In 2006, PBE developed a new revenue stream. PBE is contacted by land developers to assist in the acquisition of mineral rights or surface waivers. PBE performs research for the developers and charges a fee for its services. The transactions related to this revenue stream are recorded under the net method, primarily due to PBE not having risk of loss.

2. Management Discussion and Analysis

Liquidity and Cash Requirements. As of June 30, 2006 our cash on hand was $5,091. We anticipate our administrative and other non-real estate investment operational expenses over the next twelve months to be approximately $25,000, including approximately $10,000 in accounting and audit expenses. We arrive at a projected cash requirement of $25,000 over the next year based on the assumptions that a) we will continue to receive our office space rent-free; b) our expenses will be limited to administrative cost; and c) that our auditors’ costs will be relatively stable.

In terms of our real estate investment operational expenses, we rely principally on Adavco, Inc., a corporation controlled by our sole Director Annette Davis, to loan us money in order to purchase or upgrade real estate. Adavco is a real estate development company which has constructed apartment buildings and custom homes, among other development projects, since its founding in 1982. It had 2005 sales of $150,000,000. We would be unable to continue operations without loans from Adavco, at least for the next 5-10 transactions. Adavco receives no compensation from us for their loans, outside of 5% annual interest on all monies loaned. We have a verbal agreement with Adavco to continue to receive loans from them as necessary, which we believe to be reliable because the management of Adavco consists of our sole Director and her husband.

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

How We Make Our Money and Results of Operations.
The business model for our first area of operation involves buying a developed piece of land, with or without a structure already built on it, and selling it at a premium.

To date, we have completed three such transactions. The first two transactions were two finished lots of land of approximately ½ acre each, located in the Western Rosedale neighborhood of Bakersfield, California, with no structures built on them, which we purchased together on August 30, 2004 for $290,953 each from Calle Cerca Investments. Our market research indicated that each of these lots were likely $10,000 - $15,000 undervalued due to the scarcity of such lots in this area of the city of Bakersfield, California. We contacted a local broker, Steve Lantz, who had many clients in need of finished, vacant lots, and on January 16, 2005 we sold one of the two lots for $159,000 to a local private couple, and we sold the other lot for $165,000 on February 17, 2005 to Gracie Land Company. Total gross profit was $30,500 after paying a commission of $3,500 to the broker Steve Lantz.

The third transaction, began on February 24, 2005, when we purchased a house on a finished lot of approximately 8,000 square feet for $200,655. We sold this house through a real estate broker on March 31, 2005 for $287,500, for a total gross profit of $86,845.

We do not compensate our officers or directors, nor do we pay out commissions to our officers and directors on our transactions. However, each of our three officers, when acting as consultants on any of our transactions, will invoice us for their time and services and we do pay those consulting invoices. The three corporations are: JD Consulting, controlled by our Secretary Jennifer Davis, which charges $250 per hour; Select Research, controlled by our President Aaron J. Hashim, which charges $200 per hour; and HML & Company, controlled by Lesa Hashim, our Vice-President and Treasurer, which charges $200 per hour. For example, when escrow closed on the sale of the house on March 31, 2005, we paid $45,000 in consultation fees to three corporations controlled by members of our management, leaving approximately $40,000 of the original $86,845 profit in our account. However, we were not invoiced, and did not pay, consultation fees on the sale of either of the two finished lots, which were our other two transactions we have completed to date.

The business model for our second area of operation, purchasing undeveloped land, brings in revenue in a similar fashion. After we do due diligence, then purchase the land, and upgrade it, we will re-sell it to a developer, retaining the profit on the sale.

We have not conducted any transactions under this second area of operations to date.

The business model for our third area of operation, consulting work and joint ventures, involves two different revenue streams, one for consulting and one for joint ventures. When we consult for third parties who have already purchased the land, we charge $90 - $300 per hour to help facilitate the various issues needed for due diligence and upgrading the land, including securing mineral rights, surface rights, identifying zoning issues, helping to supply a study map and a tract map, contacting construction vendors to improve the site through grading, installing sewer hookups, etc. We were recently contacted by a couple of companies to do some mineral rights research for them. Initially we do not expect this to be a large revenue stream but we are hopeful that over time we can establish some lasting relationships.

We conducted two transactions during the last quarter:

On the first transaction, we were contacted by J & L Gardiner to procure the surface Waiver Rights for 100 hundred acres of land previously designated for a drill island. We were able to locate the mineral owners and obtain surface waiver rights for $10,000.

The second transaction involved the land that ERE Sheep owns. They were looking to obtain Surface Waiver Rights on 40 Acres of land that they own. We were able to conduct a mineral rights search and find the current mineral right owners. We then attempted to contact the owners and were successful in obtaining surface waiver rights.

If in the future we carry out a joint venture transaction, we will enter into an exclusive profit sharing arrangement with the landowner and do the due diligence and upgrading of the land at our own expense without ever owning the land. We will then identify a buyer of the land, and split the profit of the land 50/50 with the landowner. We have not conducted any transactions under this area of operations to date.

Marketing. With respect to finding property to purchase, we rely on direct marketing, through letters and phone calls to property owners directly, inquiring if they are interested in selling their land. Members of our management team have even been known to find land that is prime for development, locate the land owner and knock on their door.

Our third area of operations, as it relates to consulting, should be marketed but we have not begun marketing our services in this area yet, but intend to within the next 12 months, as our time and cash flow allows. Marketing activities that we intend to perform include attending farmers’ conferences and builders conferences to market all our services.

Advertising for all three areas of operations would involve research into the mailing addresses of potential clients, printing costs for promotional mailers, and postage costs. Costs for these activities are estimated $6,000-10,000 per mailing, and therefore an annual budget of $36,000-60,000. However, there are no advertising campaigns at this time. Our current strategy of slowly and methodically doing one transaction after another is working, and building us to “self-sufficiency”, which we define as no longer needing Adavco’s help in purchasing property. We will conduct an advertising campaign when we
a) become self-sufficient, b) become profitable and c) have our current strategy fail us, requiring emergency advertising in order to drum up new business, or d) reach a point in our operations where we are able to handle more transactions at the same time.

Potential Future Business Models. We may consider expanding operations in the future, as time and money allow, by targeting large builders and offer to develop and acquire land for them, and/or targeting large farmers that have excess land that they could invest for development purposes. The feasibility of this is not currently high, and will depend upon the success of our current model. We anticipate this model moving forward in the Fall of 2007.

Description of Property.

Our principal office is a dedicated office building at 1200 Truxton Ave., Suite 130 in Bakersfield, California.

We own no real estate at the current time.

Plant and Significant Equipment We do not expect any purchase of any plant or significant equipment assets in the next 12 months.

Number of Employees. Our current number of employees is zero. We do not expect a significant number in the change of employees in the next 12 months.

Security Ownership of Certain Beneficial Owners and Management.

We have only one class of securities - our Common Stock.

The following represents the security ownership of the only person who owns more than five percent of our outstanding Common Stock:

Annette Davis	38,054,331 shares	95.1% of common stock

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

As of June 30 2006, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pebble Beach Enterprises, INC

Date August 10, 2006	By:	/s/ Annette Davis
Annette Davis
Director

Date August 10, 2006	By:	/s/ Lesa Hashim
Lesa Hashim
Treasurer