Form 10QSB
period 2006-09-30
Pebble Beach Enterprises
filed 2006-11-14
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from ________to ____________

Commission file number __________________________

Pebble Beach Enterprises, INC.
a Nevada corporation

1200 Truxtun Avenue #130
Bakersfield, CA 93301
(661) 327-0067

Common Stock, $0.001 par value to be registered under Section 12(g) of The Securities Exchange Act of 1934

I.R.S. Employer I.D. # 87-0733770

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X} No [ ]

Number of shares of common stock of Pebble Beach Enterprises Inc. outstanding as of September 30, 2006: 40,000,000

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PEBBLE BEACH ENTERPRISES, INC.
BALANCE SHEETS
September 30,2006 and December 31,2005
(unaudited)

	9/30/06	12/31/05
ASSETS

Cash	$3,281	$19,507
Accounts receivable	8,106
Prepaid state taxes	200	-
Inventory - mineral rights held for sale	3,013	-

Total current assets	$14,600	$19,507

LIABILITIES & STOCKHOLDERS’ EQUITY

Income tax payable	$-	$1,990

Total current liabilities	-	1,990

Commitments	-	-

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 75,000,000 shares
authorized, 40,000,000 shares issued and outstanding	40,000	40,000
Additional paid-in capital	(21,117)	(24,609)
Retained earnings (deficit)	(4,283)	2,126

TOTAL STOCKHOLDERS’ EQUITY	14,600	17,517

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$14,600	$19,507

PEBBLE BEACH ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005
(unaudited)

	Three Months		Nine Months
	2005	2006	2005	2006
			--------
Sales	$11,035	$-	$18,325	$611,581
Cost of sales	-	-	-	512,623
Gross profit	11,035	-	18,325	98,958

General &
Administrative expenses	5,209	52,816	23,798	62,360
Interest expense	-	-	-	6,242
Net income(loss) before
income tax expense	5,826	(52,816)	(5,473)	30,356

Income tax
recovery(expense)	-	7,499	(936)	(7,500)
Net income (loss)	$5,826	$(45,317)	$(6,409)	$22,856

Basic and diluted net
income(loss)per share	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average
shares outstanding	40,000,000	40,000,000	40,000,000	40,000,000

PEBBLE BEACH ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2006 and September 30, 2005
(unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,409)	$22,856
Adjustments to reconcile net income(loss)
to cash provided by (used in) operating
activities:
Imputed rent	3,492	3,496
Changes in:
Accounts receivable	(8,106)
Accrued expenses	-	6,242
Mineral right held for sale	(3,013)	-
Land held for sale	-	290,953
Prepaid state taxes	(200)	-
Income taxes payable	(1,990)	7,500
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	(16,226)	331,047

NET FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	2,000	-
Payments on loan from related party	(2,000)	(310,000)

NET CASH USED IN FINANCING ACTIVITIES	-	(310,000)

NET CHANGE IN CASH	(16,226)	21,047
Cash balance, beginning of the period	19,507	19,037

Cash balance, ending of the period	$3,281	$40,084

Supplemental disclosures:
Taxes paid	$-	$800
Interest paid
NONCASH FINANCING ACTIVITIES:
Forgiveness of interest payable to
Related party	-	8,790

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

2. Management Discussion and Analysis

Liquidity and Cash Requirements. As of September 30, 2006 our cash on hand was $3,281. We anticipate our administrative and other non-real estate investment operational expenses over the next twelve months to be approximately $25,000, including approximately $10,000 in accounting and audit expenses. We arrive at a projected cash requirement of $25,000 over the next year based on the assumptions that a) we will continue to receive our office space rent-free; b) our expenses will be limited to administrative cost; and c) that our auditors’ costs will be relatively stable.

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

Industry Trends. As population in our geographic area of concentration grows, and speculation increases, real estate prices have been increasing rapidly over the past seven years. There is concern among some that prices will begin to rise far less rapidly or even decrease over the next several years, as the high prices cause excessive building of residential and other structures. We do believe prices will rise less rapidly in the future, but do not believe prices will decrease in our area of California. In any event, if prices did decrease, we would enter into more joint venture profit sharing agreements with owners of undeveloped land, which would expose us to less risk since we would not own the land.

How We Make Our Money and Results of Operations. The business model for our first area of operation involves buying a developed piece of land, with or without a structure already built on it, and selling it at a premium.

To date, we have completed three such transactions. The first two transactions were two finished lots of land of approximately ½ acre each, located in the Western Rosedale neighborhood of Bakersfield, California, with no structures built on them, which we purchased together on August 30, 2004 for $290,953, each from Calle Cerca Investments. Our market research indicated that each of these lots were likely $10,000 - $15,000 undervalued due to the scarcity of such lots in this area of the city of Bakersfield, California. We contacted a local broker, Steve Lantz, who had many clients in need of finished, vacant lots, and on January 16, 2005, we sold one of the two lots for $159,000 to a local couple, and we sold the other lot for $165,000 on February 17, 2005 to Gracie Land Company. Total gross profit was $30,500 after paying a commission of $3,500 to the broker Steve Lantz.

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

Currently we are not purchasing any property due to the extreme market conditions that are occurring at this time. We feel it is much wiser to put this portion of our business plan on hold until prices come down in the overall real estate market. If and when the market does recover, we will initially focus on properties where the owner is in financial trouble and needs to sell the property at a discount. We feel this is the only way to approach the Real Estate Market with current conditions persisting the way they are.

The business model for our second area of operation, purchasing undeveloped land, brings in revenue in a similar fashion. After we complete due diligence, then purchase the land, and upgrade it, we will re-sell it to a developer, retaining the profit on the sale.

We have not conducted any transactions under this second area of operations to date.

The business model for our third area of operation, consulting work and joint ventures, involves two different revenue streams, one for consulting and one for joint ventures. When we consult for third parties who have already purchased the land, we charge $90 - $300 per hour to help facilitate the various issues needed for due diligence and upgrading the land, including securing mineral rights, surface rights, identifying zoning issues, helping to supply a study map and a tract map, contacting construction vendors to improve the site through grading, installing sewer hookups, etc. We were recently contacted by Lenox Homes and Jack Turman who owns a development company to do some mineral rights research for them. Initially we do not expect this to be a large revenue stream but we are hopeful that over time we can establish some lasting relationships.

The business model for our fourth area of operation is our newest. It involves record retrieval and recordation of documents at the Hall of Records and Superior Court for Kern County. It’s a high margin business that, once developed, can be very lucrative. We are currently in talks to become the sole Kern County representative for several potential customers. The record retrieval market potential is huge, as there are numerous companies across the United States that promote themselves to attorneys and other professionals as able to retrieve records in any county in the United States. By having our offices centrally located (adjacent to the various court houses and County Hall of Records), we have a significantly larger profit margin on work provided because there is virtually no traveling time or expense. By contrast most of our competitors are small operations that work out of their house, thus incurring travel expenses as well as time constraints.

Activity during the 3rd quarter:

We were contacted by Jack Turman, a large developer here in Bakersfield, California to help him in his negotiations with EOG Resources and Occidental Petroleum. The subject property is approximately 40 acres, of which EOG Resources owns the mineral rights to and is the lessor on a lease with Occidental Petroleum. Mr. Turman contracted with us to help him negotiate a deal between himself and the oil companies. We contacted both companies on behalf of Mr. Turman and negotiated a drill island along with a fee of $1500.00 per acre for the rights to develop the surface on 29 of the 40 acres. Mr. Turman was pleased with the transaction; we anticipate handling more of Mr. Turman’s oil issues on future projects.

Also, we recently completed some oil consulting work for Lenox Homes. Mr. Turman has a relationship with Lenox Homes and referred us to them so that we could help Lenox Homes with their oil issues on a 10-acre piece of property. We were required to locate the 7 mineral owners and obtain Surface Waiver deeds from each of them. We were able to locate all 7 and get the deeds signed. Lenox Homes was particularly impressed that we were even able to locate one of the individuals living in Germany. Recently, we also agreed to process an annexation into the City of Bakersfield for Lenox Homes on some of their property. We have already started this process for our new client and feel that it will be wrapped up some time in 2007. We are encouraged by the new relationship that has developed with Lenox Homes. We feel that this relationship is a great growth area for our business in the future, and we are excited by how things are progressing.

We are also pleased to announce that we have received our first orders from 2 new clients in the record retrieval business. Pacific Corporate & Title and Unisearch Corporation have both sent us orders during the month of September. Though initially we do not see this operation as a big revenue producer for Pebble Beach Enterprises, we are hopeful that we will receive more orders from these established companies in the future. We also expect that establishing good relationships with each of these companies will lead to referrals.

For the 3rd quarter we had a gross income of $11,035.00 and a net income of $5,825.00. The revenue is primarily from the oil and gas consulting services that were provided to Lenox Homes and Jack Turman. We have had great success with our new customers and have already received requests for our consulting services on other projects of theirs. The record retrieval division received its first 2 orders at the end of this quarter. For each order we charge a $15.00 fee. Since we have no overhead for supplying this service it all transfers directly to the bottom line. We are optimistic that the customers and volume of orders will increase. It is our goal that by the end of 2007 we will process 20 of these requests per day. We believe that we can achieve this through word of mouth as well as advertising in the BRB Publication book. This book is made up of vendors in the various Counties throughout the United States. The book is purchased by companies that are in the record retrieval business and in need of qualified vendors in the counties that they serve. The book is the single best resource for getting your name out to the industry. If by the end of 2007 we can process 20 orders per day at $15.00 each, that would be a gross profit of $300.00 per day or $6,000.00 per month.

We have now had activity in 2 of our 4 above mentioned revenue streams, in the latest quarter: record retrieval, for which we’ve done two projects this quarter and has produced $30.00 in net income; 2) mineral rights retrieval and consulting services for which we’ve done 2 major projects this quarter resulting in gross income of $11,035.00 and net income of $5,825.00.

Marketing. With respect to finding property to purchase, we rely on direct marketing, through letters and phone calls to property owners directly, inquiring if they are interested in selling their land. Members of our management team have even been known to find land that is prime for development, locate the land owner, and knock on his/her door.

Our third area of operation, as it relates to consulting, has not been marketed yet, but we intend to start marketing within the next 12 months, as our time and cash flow allow. Our marketing activities will include but not be limited to attending farmers’ conferences and builder conferences to solicit potential clients.

Advertising for all three areas of operation would involve research into the mailing addresses of potential clients, printing costs for promotional mailers, and postage costs. Costs for these activities are estimated $6,000-10,000 per mailing, and therefore an annual budget of $36,000-60,000. However, there are no advertising campaigns at this time. Our current strategy of slowly and methodically doing one transaction after another is working, and building our “self-sufficiency”, which we define as no longer needing Adavco’s help in purchasing property. We will conduct an advertising campaign when we
a) become self-sufficient, b) become profitable, c) our current strategy fails us, requiring emergency advertising in order to drum up new business, or d) reach a point in our operations where we are able to handle more transactions at the same time.

Potential Future Business Models. We may consider expanding operations in the future, as time and money allow, by targeting large builders and offering to develop and acquire land for them, and/or targeting large farmers that have excess land, which they want to develop. We anticipate this future model moving forward in the fall of 2007, contingent on our current success.

Description of Property.

Our principal office is a dedicated office building at 1200 Truxtun Ave., Suite 130, in Bakersfield, California.

We do not own real estate at the current time.

Plant and Significant Equipment. We do not expect any purchase of any plant or significant equipment assets in the next 12 months.

Number of Employees. Our current number of employees is zero. We do not expect a significant change in the number of employees in the next 12 months.

Security Ownership of Certain Beneficial Owners and Management.

We have only one class of securities - our Common Stock.

The following represents the security ownership of the only person who owns more than five percent of our outstanding Common Stock:

Annette Davis	38,054,331 shares	95.1% of common stock

Financing Plans. We will continue to rely on loans from Adavco, Inc. to complete brokerage transactions. At this time, there is nothing signed by Adavco Inc. to guarantee that such funds will be made available.

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

As of September 30 2006, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pebble Beach Enterprises, INC
(Registrant)

Pebble Beach Enterprises, INC

Date: November 14, 2006	By:	/s/ Aaron Hashim