Form 10KSB
period 2006-12-31
Pebble Beach Enterprises
filed 2007-03-30
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31,2006

Pebble Beach Enterprises, INC.
a Nevada corporation
(Name of small business issuer in its charter)

1200 Truxtun Avenue #130
Bakersfield, CA 93301
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: (661) 327-0067

To be registered under Section 12(g) of The Securities Exchange Act of 1934:
Common Stock, $0.001 par value

I.R.S. Employer I.D. # 87-0733770

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. [X]

Revenues for our most recent fiscal year: $21,607

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No[ X ]

Number of shares of common stoc of Pebble Beach Enterprises, INC. outstanding as of March 19, 2007: 40,000,000

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

Part I

Item 1. Description of Business

History and Structure. We were incorporated in July of 2004 as Pebble Beach Enterprises, Inc. in the state of Nevada. From the date of incorporation until August of 2004, we were a wholly-owned subsidiary of Fresh Veg Broker.com, Inc., a Nevada corporation, having issued 40,000,000 shares to Fresh Veg - and not issuing any shares to anyone else - in exchange for a real estate investment business plan which we valued at $0. The business plan is essentially identical to the description of our business disclosed below. The value of the business plan was determined to be $0 as only intellectual capital and property was being exchanged for the shares, rather than any physical property, and it was difficult to determine the amount of human labor which went in to the creation of the plan.

Then, in August of 2004, we were spun off from Fresh Veg, and in that process the shares held by Fresh Veg were distributed to its own shareholders on a pro rata basis, making our shareholder base exactly the same as Fresh Veg’s shareholder base.

The business purpose of the spin-off was to separate three distinct, disparate business plans so that different, separate entities could focus on each business plan. Prior to the spin-off, there was a parent company - Fresh Veg - and two subsidiaries. We were one of the two subsidiaries. Our business plan is for a real-estate investment firm, as described below. The business plan belonging to the other former subsidiary of Fresh Veg was for a commodities brokerage business which specializes in buying commodities and re-selling them. Additionally, our then-parent company had planned on acquiring a third subsidiary which had certain technologies designed to assist medical insurance companies in securely receiving hospital data. Therefore, it was determined that three business plans - each requiring vastly different types of energy, talent and resources to operate - was too dispersing to be operated by one conglomerate, and so the two subsidiaries, including us, were spun off.

Subsequent to our being spun off from Fresh Veg, Fresh Veg changed its name to Tiger Team Technologies, Inc. officially on August 16, 2004, in order to better reflect the change in its business from a real estate investment business - which is the business we inherited - to a company that dealt with certain technologies designed to assist medical insurance companies in securely receiving hospital data.

Our website address is www.pebblebeachenterprises.com.

What We Do. We are a real estate investment corporation with three areas of operation: a) real estate acquisition and re-sale; b) real estate development and re-sale; and c) real estate consulting and joint ventures.

First Area of Operation: Real Estate Acquisition and Re-sale

The business model for our real estate acquisition and re-sale area of operation begins with a search for properties in our geographic region of concentration: central and coastal California. We look for either fully developed land with residential, commercial or industrial structures already in place, or land that is vacant but with its infrastructure fully integrated - including grading and tract map completed; plumbing and other services available to the site; and all titles, liens, easements and other due diligence rights established and uncontested. The size of the parcel is unimportant; we look for all sizes of property, from 1/10th of an acre to over one thousand acres. Whether the land is fully developed and built, or vacant but with completed infrastructure, we look for real estate that we believe to be undervalued. Using no-interest loans from corporations controlled by members of our management team, we purchase these undervalued lots and then re-sell them as soon as practicable for a profit. The loan is paid off and the profit is retained in our account.

As an example of this business model, we purchased a house located in the Avalon neighborhood of Bakersfield, California on February 24, 2005 for $200,655 and sold it to two individuals through a real estate broker on March 31, 2005 for $287,500, for a total recorded gross profit of $86,845. Adavco, Inc., a corporation controlled and operated by our director, Annette Davis, lent us $310,000 to make the purchase of the property, and we repaid Adavco the principal amount, with all interest forgiven, which we are recording as paid-in capital. Please see our financial statements.

Second Area of Operation: Real Estate Development and Re-sale

Our second area of operation, real estate development and re-sale, begins with identifying properties of any size in our geographic region of concentration we believe are undervalued which are neither developed nor integrated into any infrastructure. Typically, these properties are farmland or unused land in a rural area. We perform due diligence on the property - explained below - and then, if we determine the property is feasible, we purchase the property using a loan from a corporation controlled by our sole Director Annette Davis, and proceed to upgrade the land by integrating it with infrastructure. This process of doing due diligence and upgrading the undeveloped land has several steps:

First, we search the public records in order to perform proper due diligence on the property. Owners of the underground mineral rights are identified, as are the owners of the surface rights. Titles, deeds, liens, easements, any applicable zoning variances and all other encumbrances and any other issues are enumerated. Based upon a review of this due diligence, a determination is made as to whether the project is feasible and the property is worth buying. If it is, we make an offer to purchase it.

Second, upon purchasing the property, we upgrade it by creating an approved tract map, the process for which starts when we prepare budgets and projections for development, and then draw up an in-house study map. The study map becomes a tentative tract map which outlines the number of residential lots that will fit on the land. This tentative tract map is submitted to the relevant municipality for approval.

It is during this time that we also prepare an Environmental Impact Report, if applicable. This means we are mitigating all of the possible environmental impacts that our project might create on the environment. Examples of Environmental Impact Reports include a traffic impact study to investigate the effects that a new neighborhood being created would have on the aggregate traffic in the surrounding area; an agricultural conversion study, to show the effect, if any, on overall agricultural land if the property in question was converted to residential land; and air quality study, to look into how much pollution might be created because of the new housing development. All of the studies have to be addressed and all regulatory and municipal issues mitigated. Often we might have to widen roads or add traffic signals, or give a certain amount of money for each proposed house to an environmental club or agency in order to make the project suitable to all the regulatory and municipal bodies.

Where zoning is an issue, it is addressed at this juncture as well. Oftentimes, agricultural farmland, which has a zoning designation of “agricultural”, has already been given an alternative zoning designation, such as “residential” or “commercial”, by the county or other municipality in which the agricultural property sits. This alternative zoning designation is available as an option to the owners of the agricultural property if and when they wish to develop the property. When a piece of agricultural property is being developed we generally apply for the alternative zoning designation, which can take six to nine months. However, occasionally we seek to change the alternative zoning designation - for example, when a piece of agricultural land is given the alternative zoning of “residential” but which we wish to develop as “commercial”. To change the alternative zoning we have to apply for a General Plan Amendment zone change with the city or county. Because each municipality is only allowed by law to make GPA’s four times per year, it usually takes nine months or longer to be approved for a GPA zone change.

Third, we continue to upgrade the property by integrating it with available infrastructure, which will classify the property as “finished”, meaning ready to build on. This final step of development consists of grading the land, installing sewers, drains, curbs, gutters, utilities and streets. We tell the construction crews where the entry and exit points for electric are. Once the electric company, Pacific Gas & Electric, sends their plan to the engineer, it is then forwarded to all the other utility companies, including cable, gas and telephone, who then review the plan and try to construct their respective plans around PG & E’s in order to use the same trench if possible. Complete utility plans are a composite with all utilities shown in an overlay to PG & E’s.

Once everything has been installed, tested and approved by all relevant governmental bodies, the development is ready to be sold as finished lots.

Once the upgrading of the property is complete, large construction companies as well as local builders can be approached to negotiate a purchase and sales agreement with Pebble Beach. When the project closes escrow Pebble Beach pays back the loan and records the remainder as profit.

Third Area of Operation: Consulting and Joint Ventures

Finally, under those circumstances where we are not buying undeveloped land ourselves, we offer our services to third parties as real estate consultants, and we actively seek to do joint ventures with owners of undeveloped land.

Under this business model, we are not able to purchase the undeveloped land ourselves. Either a) another firm has purchased the undeveloped land before we were able to, or b) the owner of the undeveloped land refuses to sell the property to us.

In the case of a) above, we offer our services as consultants to those buyers of undeveloped land who are not familiar with all of the complex laws and regulations relating to the performance of due diligence on any given piece of property in the central and coastal region of California.

Due diligence on properties in our geographical area of concentration is complex because California, and in particular the counties making up the central and coastal regions of the state, have stringent requirements with regard to the establishment not only of surface rights for any given piece of real estate, but the underground mineral rights as well, including rights to any oil, natural gas, gemstones, etc. that may possibly be found below the surface on the property. In order to build or develop on land, 75% of the mineral rights must be obtained. These state, county and various municipal requirements include the careful establishment of the identities of the owners of both surface and mineral rights to each piece of property. In many cases, this can often be a very complex matter because often the surface owner is not the same as the mineral rights owner and furthermore, mineral rights owners tend to be dispersed, having typically received these rights through such instruments and transactions as inheritance, legal settlements and judgments, etc. Adding complexity is the fact that mineral rights may also be, and oftentimes are, split among more than one party, and therefore a property may have multiple mineral rights owners, none of whom may make themselves readily known.

With identification of the proper mineral rights and surface rights owners so complex, we can offer our services as real estate consultants to those who have purchased a property without having done the proper due diligence first. We can help track down, through public records, the owners of both surface and mineral rights, as well as identify and sort out liens, easements, titles, deeds, taxes and any and all other issues related to the property. The inability to obtain such rights is a significant impediment to development in the central and coastal California. Most companies needing mineral rights waived cannot get the work done because they have no way of finding the mineral owners. We have the ability to find and contact these individuals through our knowledge of Town Hall records and intimate knowledge with the local geography and demography. We believe we can save time for companies by doing this research.

After performing due diligence on the property, we can then offer our services as development consultants, using our expertise in helping the buyers of the property to prepare study maps and tract maps, and obtain the construction work necessary to grade the property and install infrastructure, including sewer and electric.

In the case of b) above, where we approach an owner of undeveloped land and the owner refuses to sell to us, we will offer to enter into a joint venture with that owner, wherein the owner retains ownership of the undeveloped land - typically this is farmland - and we prepare the due diligence and help with preparing the infrastructure - as described above - as well as locate a buyer, all in exchange for half of the proceeds.

This unique joint venture business model is essentially a profit-sharing agreement with the owner. Under this model, the profit sharing structure states what the raw undeveloped land is worth at that moment in time. Then we break out the costs to develop the land and what the land will be worth after the land has been developed. Once those numbers have been figured we strike a deal with the client/landowner based on the profit of the developed land minus the undeveloped raw land.

Formula: (price per acre for developed land) - (price per acre for raw land) * 50%

Example: $100,000 per acre for developed land - $40,000 per acre for raw land = $60,000 per acre profit * 50% (Pebble Beach’s portion of the proceeds) = $30,000 in revenue for Pebble Beach per acre of land.

This formula allows the client to maximize the amount of profit on their land, enticing them to go into joint-venture with us, despite them not wishing to sell us the land outright. This also minimizes the risk to us if the price of the land depreciates during the due diligence and development periods.

Competition. Our competition is varied and disperse, ranging from individual real estate speculators to large homebuilders such as Richmond Homes, Castle and Cooke, and Paramount Homes. We believe our advantages over individual real estate speculators is our management team’s knowledge of the geography and demography of the area and our ability to close escrow faster because we are able to purchase an entire property without applying for a bank loan. We believe we are able to compete with the larger home builders because of our experience researching mineral rights which have proven to be a stumbling block for larger companies to understand, let alone sort out efficiently.

Furthermore, to our knowledge, no competitor offers the joint venture profit sharing plan that we do to landowners reluctant to sell their land outright.

The main competitive factors in our industry is price which you are willing to buy real estate, the price at which you are willing to sell, ability to close escrow quickly, obtaining mineral and all other rights efficiently, and knowledge of the area and ability to foresee areas in which real estate values are likely to rise.

Regulation. We are not a homebuilder, nor are we associated with any construction company; we therefore are not subject to the myriad state and municipal building codes and other construction-related regulations. As mentioned above, however, when we deal with undeveloped land, we must contend with mineral rights, surface rights, zoning laws, Environmental Impact Reports, which could include traffic, air quality and agricultural impact issues, as well as other issues related to General Plan Amendments administered by each municipality. We shall handle each of these regulatory factors in the manner described above, and have fully integrated the significant delays these regulatory issues will cause into our business model. Indeed, our facility in handling these regulatory matters serves as the basis for our third area of operation, consulting, as we describe above.

Suppliers and Customers. We supply our own real estate prospects by scouring the region for available land and other property that fits our criteria. Construction companies are contacted when it is necessary to install infrastructure to undeveloped land. Some of the construction companies we use to develop infrastructure include mostly local companies such as Bradford and Sons Construction, Mike Atkinson Landscaping, Jaime Ramirez Concrete Works and Stan Quintos Finish Works.

Our customers are developers and home builders, such as Lennar Homes, Beazer Homes and Ennis Homes. We will also be selling lots to various individual homebuilders like Bob Grujalva and James Bradford, and homebuyers such as the house we sold to local Bakersfield couple Harold and Leila Scott. It is a quirk of the industry that some of our competitors - such as homebuilders - are also our customers. This is due to the fact that homebuilders are always looking for land, and if we can purchase it before they can get to it, then we can re-sell it to them later.

Research and Development. We spent no money on research and development in the last two years, relying instead on the experience of our management team, Aaron Hashim, Lesa Hashim, Jennifer Davis and Annette Davis, to make any amendments to our business or marketing plans.

Employees. We have no formal employees. Instead, our four management personnel - Aaron Hashim, Lesa Hashim, Jennifer Davis and Annette Davis - each dedicate 7-21 hours per week to conduct the business and prepare all requisite administration, including this filing.

Item 1A. Risk Factors

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our common stock to decline.

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline.

We may experience a decrease in market demand or a supply disruption due to uncertain economic conditions in the United States market, including as a result of the concerns of terrorism, war and social and political instability.

Terrorist attacks in the United States and elsewhere, the continued presence of United States military forces in Iraq, and turmoil in the Middle East have contributed to the uncertainty in the United States and global economy and may lead to a decline in economic conditions, both domestically and internationally.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash will be sufficient for the next 12 months however there is no guarantee that in the future that we will be able to raise capital when needed.

Item 2. Description of Property

Our principal office is a rented space in a dedicated office building at 1200 Truxton Ave., Suite 130 in Bakersfield, California.

Item 3. Legal Proceedings

We are not a party of any pending or existing legal proceedings, nor the subject of any governmental proceedings.

Item 4. Submissions of Matters to a vote of Security holders.

None

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock is not currently trading

Part II

Item 6. Management’s Discussion and Analysis

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

The following discussion and analysis contains certain statements that may be deemed “forward-looking statements”. All statements, other than statements of historical fact, that address events or developments that the we expect to occur, are forward-looking statements. Forward-looking statements are statements that are not historical facts and are generally, but not always, identified by the words “expects”, “plans”, “anticipates”, “believes”, “intends”, “estimates”, “projects”, “potential” and similar expressions, or that events or conditions “will”, “would”, “may”, “could” or “should” occur.

Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause the actual results to differ materially from those in forward-looking statements include: failure to successfully negotiate or subsequently close such transactions, inability to obtain required shareholder or regulatory approvals, and general economic, market or business conditions. Investors are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. Forward-looking statements are based on the beliefs, estimates and opinions of ’management on the date the statements are made. We undertakes no obligation to update these forward-looking statements in the event that management’s beliefs, estimates or opinions, or other factors, should change.

Liquidity and capital resources. As of December 31, 2006 our cash on hand was $13,837. We anticipate our administrative and other non-real estate investment operational expenses over the next twelve months to be approximately $25,000, including approximately $10,000 in accounting and audit expenses. We arrive at a projected cash requirement of $25,000 over the next year based on the assumptions that a) we will continue to receive our office space rent-free; b) our expenses will be limited to administrative cost; and c) that our auditors’ costs will be relatively stable.

Results of operations. In 2006 we had two major revenue streams. The first was consulting work performed for various developers and builders in obtaining surface waiver rights and annexations for their land. We saw a dramatic increase in 2006 compared to 2005 in the amount of consulting work performed.
The second was the document recording service. We continued to see a steady increase in the amount of recording that were sent to us on a weekly basis and hope that this trend will continue into 2007.
For the year we saw a decline in revenue from $611,582 in 2005 to $21,607 in 2006. The primary reason for the decline was due to the slowing market conditions in real estate combined with the companies shift in focus to do more consulting work. By focusing on consulting it limits the company’s exposure in the real estate market from wild swings in price value fluctuations. We incurred general and administrative expenses of $29,282, primarily related to accounting fees and rent expense.

Marketing. With respect to finding property to purchase, we rely on direct marketing, which means we send out letters and make phone calls to property owners directly, inquiring if they are interested in selling their land. Members of our management team have even been known to find land that is prime for development, locate the land owner and knock on their door.

In terms of finding buyers to which to sell our acquired property, our industry is such that our first and second areas of operation require no marketing, as real estate is in extreme demand and there are no shortage of buyers. We use brokers when necessary to locate the best buyers for our land.

Our third area of operations, as it relates to consulting, should be marketed but we have not begun marketing our services in this area yet, but intend to within the next 12 months, as our time and cash flow allows. Marketing activities that we intend to perform include attending farmers’ and builders’ conferences to market all our services.

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

Item 7. Financial Statements

REPORT OF INDEPENDANT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pebble Beach Enterprises, Inc.
Bakersfield, California

We have audited the accompanying balance sheet of Pebble Beach Enterprises, Inc., as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of Pebble Beach Enterprises, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pebble Beach Enterprises, Inc., as of December 31, 2006, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Pebble Beach Enterprises, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Pebble Beach Enterprises, Inc. suffered a net loss from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
March 1, 2007

PEBBLE BEACH ENTERPRISES, INC.
BALANCE SHEET
December 31, 2006

ASSETS

Cash	$13,837
Accounts Receivable	288
Prepaid and other current assets	368
Total assets	$14,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$--

Stockholders’ equity
Common stock; $.001 par value; 75,000,000 shares authorized,	40,000
40,000,000 issued and outstanding
Additional paid-in capital	(19,953)
Accumulated deficit	(5,554)
Total stockholders’ equity	14,493
Total liabilities and stockholders’ equity	$14,493

See accompanying summary of accounting policies
and notes to financials statements.

PEBBLE BEACH ENTERPRISES
STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005

Revenues	$21,607	$611,582
Cost of Revenue	--	512,623
Gross Profit	21,607	98,959

Operating expenses
General and administrative	29,282	69,102
Research and Development	--	15,000
Interest Expense	5	6,242
Total operating expenses	29,287	90,344

Loss before income taxes	(7,680)	8,615

Provision for income taxes	--	(1,990)

Net income (loss)	$(7,680)	$6,625

Basic and diluted income (loss) per common share	$(0.00)	$0.00

Basic weighted average common
shares outstanding	40,000,000	40,000,000

See accompanying summary of accounting policies
and notes to financials statements.

PEBBLE BEACH ENTERPRISES
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
Years ended December 31, 2006 and 2005

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2004	40,000,000	$40,000	$(38,059)	$(4,499)	$(2,558)

Contribution of rent expense	--	--	4,660	--	4,660

Debt forgiveness by related party	--	--	8,790	--	8,790

Net income	--	--	--	6,625	6,625

Balance, December 31, 2005	40,000,000	40,000	(24,609)	2,126	17,517

Contribution of rent expense	--	--	4,656	--	4,656

Net loss	--	--	--	(7,680)	(7,680)

Balance, December 31, 2006	40,000,000	$40,000	$(19,953)	$(5,554)	$14,493

See accompanying summary of accounting policies
and notes to financials statements.

PEBBLE BEACH ENTERPRISES
STATEMENT OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(7,680)	$6,625
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Imputed rent expense	4,656	4,660
Changes in operating assets and liabilities:
Accounts receivable	(288)	--
Accrued expenses	(1,990)	6,242
Prepaid and other current assets	(368)	1,990
Land held for sale	--	290,953

Net cash provided by (used in) operating activities	(5,670)	310,470

Cash flow from financing activities:
Borrowings from related parties	2,000
Payments on loans from related parties	(2,000)	(310,000)

Net change in cash	(5,670)	470

Cash, beginning of period	19,507	19,037

Cash, end of period	$13,837	$19,507

Supplemental disclosures:
Taxes paid	$2,926	$--
Interest paid	5	--
Non-cash transactions
Debt forgiveness by related party	$--	$8,790

See accompanying summary of accounting policies
and notes to financials statements.

PEBBLE BEACH ENTERPRISES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Pebble Beach Enterprises, Inc. (“Pebble Beach”) was incorporated in Nevada on July 30, 2004. Pebble Beach is engaged in buying and selling land and other real estate consulting.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Pebble Beach considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of operations. Actual results could differ from those estimates.

Revenue Recognition. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements under SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, the installment, the cost recovery, or the financing method, whichever is most appropriate for each transaction. Through December 31, 2006, all sales were closed and funded simultaneously with no further obligation by Pebble Beach resulting in revenue recognition at the time of closing and funding.

Income taxes. Pebble Beach recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Pebble Beach provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share. Calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements. Pebble Beach does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Pebble Beach’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Pebble Beach Enterprises, Inc. incurred a net loss of $7,680 in fiscal 2006 and has an accumulated deficit of  $5,554 as of December 31, 2006. These conditions raise substantial doubt as to Pebble Beach Enterprises, Inc.’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Pebble Beach Enterprises, Inc. is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

On March 3, 2006, Pebble Beach borrowed $2,000 from a related party. This note was unsecured and carried no interest rate. This note was primarily used in purchasing of Surface Waiver rights and was repaid on June 14, 2006. As of December 31, 2006 the note was repaid and there is no outstanding debt.

Pebble Beach is using office space provided by a related party on a rent-free, month to month basis. The fair value of the office space is $388 per month. Pebble Beach had $4,656 and $4,660 of rent expense for the year ended December 31, 2006 and 2005, respectively. The rent is contributed to capital by a related party as a credit to additional paid in capital.

NOTE 4 - INCOME TAXES

Pebble Beach uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 Pebble Beach incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carryforward is approximately $2,500 at December 31, 2006, and will expire in the year 2026.

At December 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets

Net operating losses	$368
Less: valuation allowance	$0

Net deferred tax asset	$368

NOTE 5 - COMMITMENTS

At December 31, 2006, Pebble Beach had no commitments other than those recorded on the balance sheet or disclosed in the accompanying notes.

NOTE 6 - MAJOR CUSTOMERS

All 2006 revenues were from 5 main customers.

Item. 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants.

Item 8A. Controls and Procedures

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

As of December 31, 2006, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Annette Davis, 53, sole director - elected to directorship on July 26, 2004 to serve for one year; re-elected to directorship on July 26, 2005 for additional one-year term.

Ms. Davis had been CFO of Bakersfield Produce & Distributing, in Bakersfield, California, from 1977 until its closure in May 2002. Bakersfield Produce had revenues exceeding $60,000,000 annually. She supervised its accounting department, reviewed balance sheets and income statements, approved capital expenditures, coordinated with CPAs for audit and tax filings purposes, and negotiated contracts with legal departments. Ms. Davis was responsible for this corporation’s fiscal aspects.

Ms. Davis has also served as Controller of Andes River Company, LLC, in Bakersfield, California, from 1999 until it ceased operations in December of 2003. She held the fiscal responsibilities of this company, which imported produce from the South American country of Chile, with revenues of $40 million annually. Ms. Davis was responsible for its ncome and balance sheets, accounting department, approved all expenditures and outside business, established credit lines for the company, and coordinated with CPAs for tax returns in three states.

Ms. Davis also controls and is currently President of Adavco, Inc., which is a company, as we described earlier, which loans money to us as needed to purchase property, which we then sell for a profit at a later time. Adavco’s main line of business is a real estate development company, and it has constructed apartment buildings and custom homes, among other development projects, since its founding in 1982.

From 1999-2004, Ms. Davis was also Treasurer of Fresh Veg Broker.com, Inc., our former parent company whose business plan, which never was successful, was to create a website where buyers and sellers of produce could do deals with each other online.

Aaron Hashim, 28, president - elected to office on July 26, 2004 to serve for one year; re-elected to office on July 26, 2005 for additional one-year term.

Mr. Hashim was a member of Public Data Search from 1998 to 2002, where he performed background checks of applicants to various government and private sector job across various industries, as well as conducted public records searches regarding property rights, probate issues and title records.

Mr. Hashim served as a member of US Claim Services, LLC, a company specializing in accessing public records to locate people and sort out property and probate issues, from 2002 to 2004. In this capacity, Mr. Hashim was responsible for adding several government agencies - seeking to locate delinquent tax payers - to the company’s client list, which he did, improving the company’s revenues by over $200,000 annually. Mr. Hashim was also responsible for the work of 15 others.

Finally, from 2004 to present, Mr. Hashim has been a member of IBG, Inc., an Internet start-up company which removes people from pre-approved credit card offer rolls.

Jennifer Davis, 26, secretary - elected to office on July 26, 2004 to serve for one year; re-elected to office on July 26, 2005 for additional one-year term.

From 2001 - 2004, Ms. Davis worked for Bearing Point, a division of KPMG Consulting, first as a management analyst and then as a senior management analyst for the Department of Defense, wherein she provided day-to-day financial reporting assistance and management support to the business manager of Space and Naval Warfare regarding the Navy Marine Corp Intranet; provided guidance and oversight on proper allocation of funding as part of the DoD’s overall annual budget based upon project environment and needs;ility and trust with client and colleagues; streamlined and enhanced web-based tools; performed project management, use case development and requirements management analyses; and managed the project schedule, requirements identification, test script creation, systems integration testing, user training and end user support for web-based applications.

Currently, and since 2004, Ms. Davis has been a member of IBG, Inc., an Internet start-up company which removes people from pre-approved credit card offer rolls.

Lesa Hashim, 29, vice-president and treasurer - elected to both offices on July 26, 2004 to serve for one year; re-elected to both offices on July 26, 2005 for additional one-year term.

From 1999-2001, Ms. Hashim served as advertising manager for Brill Media in New York City, in which capacity she was responsible for completion of advertising sales business reports, including all financial and forecast reports.

From 2001-2004, Ms. Hashim was a member and Chief Operating Officer of U.S. Claim Services, LLC, a company specializing in accessing public records to locate people and sort out property and probate issues, wherein Ms. Hashim served as Acting Director of Human Resources and Acting Controller, responsible for the creation and analysis of all budget and financial planning reports, daily bookkeeping, payroll and tax preparation.

Finally, from 2004 to present, Ms. Hashim has been a member of IBG, Inc., an Internet start-up company which removes people from pre-approved credit card offer rolls.

Annette Davis, our sole Director, is the mother of Jennifer Davis, our Secretary. Annette Davis is also the aunt of Lesa Hashim and Aaron Hashim, who are brother and sister and first cousins to Jennifer Davis.

Neither our director nor any executives of Pebble Beach, nor any promoter or control person, was involved in any bankruptcy or insolvency action, nor was involved in any business which was involved in any such action at or within 2 years before the time of such filing, nor any criminal proceeding nor found to be in violation of any securities or futures laws or regulations nor has been barred or otherwise enjoined from participating in any type of business, securities or banking activities.

We do not have an audit committee financial expert serving on our audit committee, due to our relatively light revenues and operations and unreasonable expense an audit committee financial expert would pose for our business.

Item 10. Executive Compensation

None of the officers or directors of Pebble Beach is compensated nor has received any compensation, including any options or stock appreciation rights.

We have no employee contracts of any kind.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

We have only one class of securities - our Common Stock.

The following represents the security ownership of the only person who owns more than five percent of our outstanding Common Stock:

Annette Davis	38,054,331 shares (1)	95.1% of class
c/o Pebble Beach Enterprises, Inc.	Direct ownership
1200 Truxton Avenue #130
Bakersfield, CA 93301

The following represents the security ownership of all members of management:
Annette Davis	238,054,331 shares (2)	95.1% of class
Director	Direct ownership
c/o Pebble Beach Enterprises, Inc.
1200 Truxton Avenue #130
Bakersfield, CA 93301

Aaron Hashim	0 shares (3)	0% of class
President
c/o Pebble Beach Enterprises, Inc.
1200 Truxton Avenue #130
Bakersfield, CA 93301

Lesa Hashim	0 shares (4)	0% of class
Vice-President and Treasurer
c/o Pebble Beach Enterprises, Inc.
1200 Truxton Avenue #130
Bakersfield, CA 93301

Jennifer Davis	0 shares (5)	0% of class
Secretary
c/o Pebble Beach Enterprises, Inc.
1200 Truxton Avenue #130
Bakersfield, CA 93301
1  There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilige or similar obligations or instruments.
2  There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilige or similar obligations or instruments.
3  There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilige or similar obligations or instruments.
4  There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilige or similar obligations or instruments.
5  There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilige or similar obligations or instruments.

Item 12. Certain Relationships and Related Transactions

On March 3, 2006, Pebble Beach borrowed $2,000 from a related party. This note was unsecured and carried no interest rate. This note was primarily used in purchasing of Surface Waiver rights and was repaid on June 14, 2006. As of December 31, 2006 the note was repaid and there is no outstanding debt.

Pebble Beach is using office space provided by a related party on a rent-free, month to month basis. The fair value of the office space is $388 per month. Pebble Beach had $4,656 and $4,660 of rent expense for the year ended December 31, 2006 and 2005, respectively. The rent is contributed to capital by a related party as a credit to additional paid in capital.

Item 13. Index to exhibits

Index No. Description

2(a)  Articles of Incorporation*

2(b)  Bylaws*

Exhibit 14	Item 601(b)(14)	Code of ethics (attached)

Exhibit 31.1 and 31.2	Item 601(b)(31)	Rule 13a-14(a)/15d-14(a) Certifications (attached)

Exhibit 32.1 and 32.2	Item 601(b)(32)	Section 1350 (attached)

•	Incorporated by reference to or Form 10-SB filing on February 1, 2006. File No. 0-51770.

There are no management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form.

Item. 14 Principle Accountant Fees and Services

Audit Fees

Aggregate fees billed for fiscal year 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $17,484 and $7,310.

Audit-Related Fees

Aggregate fees billed in fiscal year 2006 and 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0 for both years.

Tax Fees

Aggregate fees billed in fiscal year 2006 and 2005 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0 for both years.

All Other Fees

Aggregate fees billed in fiscal year 2006 and 2005 for products and services provided by the principal accountant, other than the services reported above: $0 for both years.

Pebble Beach’s audit committee’s pre-approval policy is to retain the services of a professional accountant only once. The threshold established by Rule 2-01 of Regulation S-X has been met.

The audit committee’s pre-approval procedure is to carefully establish that each of the tests delineated in paragraphs (b) and (c)(1)-(3) of Rule 2-01 of Regulation S-X are met

SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEBBLE BEACH ENTERPRISES, INC.

Date: March 26, 2007	By:	/s/ Annette Davis

Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2007	By:	/s/ Annette Davis

Director

Date: March 26, 2007	By:	/s/ Lesa Hashim

Treasurer, Controller