Form 10QSB
period 2007-03-31
Pebble Beach Enterprises
filed 2007-05-15
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from ________to ____________

Commission file number 000-51770

Pebble Beach Enterprises, INC.
a Nevada corporation

1200 Truxtun Avenue #130
Bakersfield, CA 93301
(661) 327-0067

I.R.S. Employer I.D. # 87-0733770

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Number of shares of common stock of Pebble Beach Enterprises Inc. outstanding as of May 7, 2007: 40,000,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PEBBLE BEACH ENTERPRISES, INC
BALANCE SHEETS
(unaudited)
	March 31, 2007	December 31, 2006
ASSETS

Cash	$9,360	$13,837
Accounts receivable	192	288
Prepaid income taxes	368	368

Total assets	$9,920	$14,493

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$2,500	$-

Stockholders’ equity
Common Stock; $.001 par value;75,000,000 shares authorized
40,000,000 issued and outstanding	40,000	40,000
Additional paid-in-capital	(18,789)	(19,953)
Accumulated deficit	(13,791)	(5,554)
Total stockholders' equity	7,420	14,493

Total liabilities and stockholders' equity	$9,920	$14,493

PEBBLE BEACH ENTERPRISES, INC
STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended
	March 31,

	2007	2006

Revenue	$246	$-

Operating expenses
General & administrative	8,483	7,684
Interest expense	-	8
Total operating expenses	8,483	7,692

Loss from continuing operations before income taxes	(8,237)	(7,692)

Provision for income taxes	-	1,011

Net Loss	$(8,237)	$(6,681)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	40,000,000	40,000,000

PEBBLE BEACH ENTERPRISES, INC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,237)	$(6,681)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent expense	1,164	1,164
Changes in:
Mineral rights held for sale	-	(13,826)
Accounts receivable	96	-
Prepaid expenses	-	(600)
Accounts payable and accrued expenses	2,500	(1,003)

NET CASH USED IN OPERATING ACTIVITIES	(4,477)	(20,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	-	2,000

Net change in cash	(4,477)	(18,946)
Cash balance at beginning of period	13,837	19,507
CASH BALANCE AT END OF PERIOD	$9,360	$561

Supplemental Disclosures:
Taxes paid	-	-
Interest paid	-	-

PEBBLE BEACH ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pebble Beach Enterprises, Inc., have been Spared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in PBE's 2006 annual report on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2006, as reported in the Form 10KSB, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Pebble Beach Enterprises, Inc. has had recurring net losses and has an accumulated deficit of $13,791 as of March 31, 2007. These conditions raise substantial doubt as to Pebble Beach Enterprises, Inc.’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Pebble Beach Enterprises, Inc. is unable to continue as a going concern.

2. Management Discussion and Analysis

Liquidity and Cash Requirements. As of March 31, 2007, our cash on hand was $9,360. We anticipate our administrative and other non-real estate investment operational expenses over the next twelve months to be approximately $25,000, including approximately $10,000 in accounting and audit expenses. We arrive at a projected cash requirement of $25,000 over the next year based on the assumptions that a) we will continue to receive our office space rent-free; b) our expenses will be limited to administrative cost; and c) that our auditors’ costs will be relatively stable.

In terms of our real estate investment operational expenses, we rely principally on Adavco, Inc., a related party, to loan us money in order to purchase or upgrade real estate. Adavco is a real estate development company which has constructed apartment buildings and custom homes, among other development projects, since its founding in 1982. It had 2005 sales of $150,000,000. We would be unable to continue operations without loans from Adavco, at least for the next 5-10 transactions. Adavco receives no compensation from us for their loans, outside of 5% annual interest on all monies loaned. We have a verbal agreement with Adavco to continue to receive loans from them as necessary, which we believe to be reliable because the management of Adavco consists of our sole Director and her husband.

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

During the 1st quarter we processed a number of transactions in our document recording division. We anticipate continuing to execute on our plan to make this a very profitable division by the end of 2007. In addition to the transactions, we picked up a new customer. Colvin Hayes and Associates has added us as their rep for the Kern County area. This customer was a direct result of our advertising in the BRB publication book. We hope that with time we will be able to secure enough new customers to execute on our plan of having 20 recording requests per day by the end of 2007. However, there can be no guarantee that we will be able to secure this many transactions per day due to ever changing market conditions.

Currently we are not purchasing any property due to the extreme market conditions that are occurring at this time. We believe it is much wiser to put this portion of our business plan on hold until prices come down in the overall real estate market. If and when the market does recover, we will initially focus on distressed properties where we can purchase the property at a discount. We feel this is the only way to approach the Real Estate Market with current conditions persisting the way they are.

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

As of March 31 2007, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pebble Beach Enterprises, INC

Date April 24, 2007	By:	/s/ Annette Davis
Annette Davis
Director

Date April 24, 2007	By:	/s/ Lesa Hashim
Lesa Hashim
Treasurer