Form 10QSB/A
period 2006-06-30
Pebble Beach Enterprises
filed 2007-07-24
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x ] No [ ]
Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

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

Pebble Beach Enterprises, INC

Date July 24, 2007	By:	/s/ Annette Davis
Annette Davis
Director

Date July 24, 2007	By:	/s/ Lesa Hashim
Lesa Hashim
Treasurer