Form 10KSB/A
period 2006-12-31
Pebble Beach Enterprises
filed 2007-08-03
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No__

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

PEBBLE BEACH ENTERPRISES, INC.

Date: July 24, 2007	By:	/s/ Annette Davis

Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 24, 2007	By:	/s/ Annette Davis

Director

Date: July 24, 2007	By:	/s/ Lesa Hashim

Treasurer, Controller