Form 10QSB
period 2007-09-30
Pebble Beach Enterprises
filed 2007-11-13
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from ________to ____________

Commission file number 000-51770

Pebble Beach Enterprises, INC.
a Nevada corporation

1200 Truxtun Avenue  #130
Bakersfield, CA  93301
(661) 327-0067

I.R.S. Employer I.D. # 87-0733770

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X} No [ ]

Number of shares of common stock of Pebble Beach Enterprises Inc. outstanding as of September 30, 2007: 40,000,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x] No []

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEBBLE BEACH ENTERPRISES, INC
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

Cash	$1,303	$13,837
Accounts Receivable	1,611	288
Prepaid Income Taxes	-	368

Total Assets	$2,914	$14,493

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued Interest Payable	$96	$-
Total Current Liabilities	96

Note Payable to Related Party	15,000	-

Total Liabilities	15,096	-

Stockholder's Deficit
Common Stock; $.001 par value;75,000,000
shares authorized 40,000,000 issued
and outstanding at December 31, 2006	40,000	40,000
Additional paid-in-capital	(16,461)	(19,953)
Accumulated deficit	(35,721)	(5,554)
Total Stockholders' Deficit	(12,182)	14,493

Total Liabilities and Stockholders' Deficit	$2,914	$14,493

PEBBLE BEACH ENTERPRISES, INC
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006
(unaudited)

	Three Months		Nine Months
	2007	2006	2007	2006

Revenue	$1,566	$11,035	$1,904	18,325

Operating Expenses
General & Administrative	19,034	5,209	31,984	23,798
Interest Expense	96	-	96	-
Total Operating Expenses	19,130	5,209	32,080	23,798

Loss before provision (benefit) for income taxes	(17,695)	5,826	(30,176)	(5,473)

Provision for income taxes	-	-	9	(936)

Net Loss	$(17,695)	$5,826	$(30,167)	(6,409)

Basic and diluted income (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)

Basic wighted average common
shares outstanding	40,000,000	40,000,000	40,000,000	40,000,000

PEBBLE BEACH ENTERPRISES, INC
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(30,167)	$(6,409)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent expense	3,492	3,492
Imputed interest expense	-	-
Changes in:
Mineral Rights Held for Sale	-	(3,013)
Accounts Receivable	(1,323)	(8,106)
Prepaid Taxes	368	(200)
Accrued Expenses	96	(1,990)

NET CASH USED IN OPERATING ACTIVITIES	(27,534)	(16,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	15,000	2,000
Payments on note payable to related party	-	(2,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	-

NET CHANGE IN CASH	(12,534)	(16,226)
Cash balance, beginning of the period	13,837	19,507
Cash balance, end of the period	$1,303	$3,281

Supplemental Disclosures:
Taxes paid	-	-
Interest paid	-	-

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Pebble Beach Enterprises, Inc. has had recurring net losses and has an accumulated deficit as of September 30, 2007. These conditions raise substantial doubt as to Pebble Beach Enterprises, Inc.’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Pebble Beach Enterprises, Inc. is unable to continue as a going concern.

2.Management Discussion and Analysis

Liquidity and Cash Requirements. As of September 30, 2007, our cash on hand was $1,303 We anticipate our administrative and other non-real estate investment operational expenses over the next twelve months to be approximately $25,000, including approximately $10,000 in accounting and audit expenses. We arrive at a projected cash requirement of $25,000 over the next year based on the assumptions that a) we will continue to receive our office space rent-free; b) our expenses will be limited to administrative cost; and c) that our auditors’ costs will be relatively stable.

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

During the 3rd quarter we processed a number of transactions in our document searching and recording division. We hope that with time we will be able to secure enough new customers to execute on our plan of having 20 recording requests per day by the end of 2007. However, there can be no guarantee that we will be able to secure this many transactions per day due to ever changing market conditions.

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

As of September 30 2007, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pebble Beach Enterprises, INC

Date November 8, 2007	By:	/s/ Annette Davis
Annette Davis
Director

Date November 8, 2007	By:	/s/ Lesa Hashim
Lesa Hashim
Treasurer