Form 10KSB/A
period 2006-12-31
Pebble Beach Enterprises
filed 2007-12-27
CIK 1346655

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No[ X ]

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

PEBBLE BEACH ENTERPRISES, INC.

Date: December 27, 2007	By:	/s/ Annette Davis

Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2007	By:	/s/ Annette Davis

Director

Date: December 27, 2007	By:	/s/ Lesa Hashim

Treasurer, Controller