Form 10KSB
period 2007-12-31
Pebble Beach Enterprises
filed 2008-02-20
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
Pebble Beach Enterprises, INC.
a Nevada corporation

1200 Truxtun Avenue  #130
Bakersfield, CA  93301
(661) 327-0067

Common Stock, $0.001 par value  registered under Section 12(g) of The Securities Exchange Act of 1934

I.R.S. Employer I.D. # 87-0733770

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [x} No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto.X

Revenues for our most recent fiscal year:   $4,516

Number of shares of common stock of Pebble Beach Enterprises Inc. outstanding as of January 30, 2007: 42,400,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x ]

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

TABLE OF CONTENTS

PART I
Item 1.               Business

Item 1A. Risk Factors

Item 2.               Properties
Item 3.               Legal Proceedings
Item 4.               Submissions of Matters to a Vote of Security Holders

PART II
Item 5.               Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.               Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7.               Financial Statements
Item 8.               Changes In and Disagreements with Accountants on Accounting and Financial Disclosures
Item 8A.            Controls and Procedures

PART III
Item 9.               Directors and Executive Officers, Promoters and Control Persons, Compliance
With Section 16(a) of the Exchange Act of the Registrant
Item 10.             Executive Compensation
Item 11.             Security Ownership of Certain Beneficial Owners and Management
Item 12.             Certain Relationships and Related Transactions
Item 13.             Exhibits, Financial Statements, Schedules and Reports on Form 8-K
Item 14.            Principal Accountants Fees and Services
Signatures

Item 1. Description of Business

History and Structure.                                            We were incorporated in July of 2004 as Pebble Beach Enterprises, Inc. in the state of Nevada. From the date of incorporation until August of 2004, we were a wholly-owned subsidiary of Fresh Veg Broker.com, Inc., a Nevada corporation, having issued 40,000,000 shares to Fresh Veg – and not issuing any shares to anyone else – in exchange for a real estate investment business plan which we valued at $0. The business plan is essentially identical to the description of our business disclosed below. The value of the business plan was determined to be $0 as only intellectual capital and property was being exchanged for the shares, rather than any physical property, and it was difficult to determine the amount of human labor which went in to the creation of the plan.

Then, in August of 2004, we were spun off from Fresh Veg, and in that process the shares held by Fresh Veg were distributed to its own shareholders on a pro rata basis, making our shareholder base exactly the same as Fresh Veg’s shareholder base.

The business purpose of the spin-off was to separate three distinct, disparate business plans so that different, separate entities could focus on each business plan. Prior to the spin-off, there was a parent company – Fresh Veg – and two subsidiaries. We were one of the two subsidiaries. Our business plan is for a real-estate investment firm, as described below. The business plan belonging to the other former subsidiary of Fresh Veg was for a commodities brokerage business which specializes in buying commodities and re-selling them. Additionally, our then-parent company had planned on acquiring a third subsidiary which had certain technologies designed to assist medical insurance companies in securely receiving hospital data. Therefore, it was determined that three business plans – each requiring vastly different types of energy, talent and resources to operate – was too dispersing to be operated by one conglomerate, and so the two subsidiaries, including us, were spun off.

Subsequent to our being spun off from Fresh Veg, Fresh Veg changed its name to Tiger Team Technologies, Inc. officially on August 16, 2004, in order to better reflect the change in its business from a real estate investment business – which is the business we inherited – to a company that dealt with certain technologies designed to assist medical insurance companies in securely receiving hospital data.

Our website address is www.pebblebeachenterprises.com.

What We Do.                                 We are a real estate investment corporation with four areas of operation: a) real estate acquisition and re-sale; b) real estate development and re-sale; and c) real estate consulting and joint ventures.

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

Second Area of Operation: Real Estate Development and Re-Sale

Our second area of operation, real estate development and re-sale, begins with identifying properties of any size in our geographic region of concentration we believe are undervalued which are neither developed nor integrated into any infrastructure. Typically, these properties are farmland or unused land in a rural area. We perform due diligence on the property – explained below – and then, if we determine the property is feasible, we purchase the property using a loan from a corporation controlled by our sole Director Annette Davis, and proceed to upgrade the land by integrating it with infrastructure. This process of doing due diligence and upgrading the undeveloped land has several steps:

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

Third Area of Operation: Consulting and Joint Ventures

Our third area of operation is consulting. Under those circumstances where we are not buying undeveloped land ourselves, we offer our services to third parties as real estate consultants, and we actively seek to do joint ventures with owners of undeveloped land.

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

In the case of b) above, where we approach an owner of undeveloped land and the owner refuses to sell to us, we will offer to enter into a joint venture with that owner, wherein the owner retains ownership of the undeveloped land – typically this is farmland – and we prepare the due diligence and help with preparing the infrastructure – as described above – as well as locate a buyer, all in exchange for half of the proceeds.

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

Formula:  (price per acre for developed land) – (price per acre for raw land) * 50%

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

Our customers are developers and home builders, such as Lennar Homes, Beazer Homes and Ennis Homes. We will also be selling lots to various individual homebuilders like Bob Grujalva and James Bradford, and homebuyers such as the house we sold to local Bakersfield couple Harold and Leila Scott. It is a quirk of the industry that some of our competitors – such as homebuilders – are also our customers. This is due to the fact that homebuilders are always looking for land, and if we can purchase it before they can get to it, then we can re-sell it to them later.

Research and Development.                  We spent no money on research and development in the last two years, relying instead on the experience of our management team, Aaron Hashim, Lesa Hashim, Jennifer Davis and Annette Davis, to make any amendments to our business or marketing plans.

Employees.                       We have no formal employees. Instead, our four management personnel – Aaron Hashim, Lesa Hashim, Jennifer Davis and Annette Davis – each dedicate 7-21 hours per week to conduct the business and prepare all requisite administration, including this filing.

Fourth area of operation

Finally, we offer a document retrieval and filing service.  Under this model we are retrieving public record documents from companies that are usually located out of town for the purpose of pre employment screening.  We are usually contacted with a search request that gets completed in the same day. Our customers can be anyone from a pre employment screening firm to attorneys that are not from the area.

Search fees are relatively inexpensive ranging from $5.00 up to $15.00. The idea is that we can get enough clients so that when we travel to the local courthouses to obtain these public documents we will be fulfilling multiple orders thus making it a profitable trip.  We can handle almost any public document request. Clients typically request criminal and civil searches along documents to be filed with the County Recorder.

Competition. This is a highly competitive market but we expect that with our background in investigative and title services we will be able to compete in the market. We expect that this area of operation will take significant time to grow however.

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

The Recent Slowdown in the Real Estate Market Is Affecting Our Real Estate Development Business

This slowdown makes it very difficult if not impossible to pursue our real estate purchase, and our real estate development, prongs of our business plan. These portions of our business plan will not be feasible until the real estate market, at least in the Central Valley of California, bottoms out and prices begin to rise again, which may be a year or several years from now.

Item 2.  Description of Property

Our principal office is a rented space in a dedicated office building at 1200 Truxton Ave., Suite 130 in Bakersfield, California.

Item 3. Legal Proceedings

We are not a party of any pending or existing legal proceedings, nor the subject of any governmental proceedings.

Item 4.  Submissions of Matters to a vote of Security holders.

None

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

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

Liquidity and capital resources.   As of December 31, 2007 our cash on hand was $2,664. We anticipate our administrative and other non-real estate investment operational expenses over the next twelve months to be approximately $25,000, including approximately $10,000 in accounting and audit expenses. We arrive at a projected cash requirement of $25,000 over the next year based on the assumptions that a) we will continue to receive our office space rent-free; b) our expenses will be limited to administrative cost; and c) that our auditors’ costs will be relatively stable.

Results of operations.  In 2007 we had two major revenue streams. The first was consulting work performed for various developers and builders in mapping there land for homes. We saw a dramatic decrease in 2007 compared to 2006 in the amount of consulting work performed.  This was due in part to a declining real estate market.

The second was the document recording service. We continued to see a steady increase in the amount of recording that were sent to us on a weekly basis and hope that this trend will continue into 2008.

For the year we saw a decline in revenue from $ 21,607 in 2006 to $4,516 in 2007. The primary reason for the decline was due to the slowing market conditions in real estate combined with the companies shift in focus to do more document retrieval work.  By focusing on document retrieval it limits the company’s exposure in the real estate market from wild swings in price value fluctuations. We incurred general and administrative expenses of $38,762 primarily related to accounting fees and rent expense.

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

Our third area of operations, as it relates to consulting, should be marketed as soon as the real estate market turns around. Marketing activities that we intend to perform include attending farmers’ and builders’ conferences to market all our services.

Advertising for all three areas of operations would involve research into the mailing addresses of our potential clients, printing costs for the promotional mailers, and postage costs. Costs for this activity are estimated at approximately $6-10,000 per mailing, and therefore an annual budget of $36-60,000 for advertising seems appropriate to us. However, we are not embarking on any advertising campaigns at this time. Our current strategy of slowly and methodically doing one transaction after another is working, and building us to “self-sufficiency”, which we define as no longer needing Adavco’s help in purchasing property. We would only embark on an advertising campaign were we to a) become self-sufficient, b) be profitable and could afford this budget, and c) either have our current strategy fail us, requiring emergency advertising in order to drum up new business, or get to a point in our operations where we are ready to handle more transactions at the same time, which is likely to happen were we to begin advertising and if the real estate market were to turn around.

Potential Future Business Models.                  In late December, 2007, Pebble Beach management began drawing up future plans for a record retrieval web portal, and incorporated a wholly-owned subsidiary, Real Estate Record Retrieval Services Inc., to be the vehicle by which that business plan could be pursued.

 Shortly thereafter, in early January 2008, management decided to spin off Real Estate Record Retrieval Services Inc. Management felt that the web portal contemplated by the Record Retrieval business plan would include advertising and other marketing of, as well as other connections and partnerships with, businesses that may be in competition with Pebble Beach’s already-established manual record retrieval services, making it awkward for the Record Retrieval web portal business to be a subsidiary of the Pebble Beach established record retrieval business, with at least an appearance of a conflict of interest.

On January 21, 2008 Pebble Beach's Board of Directors approved the realignment in the form of a spin-off transaction through a dividend issued to its shareholders on a pro rata basis.

Later on January 21, 2008, the majority shareholders, representing 89.8% of the outstanding stock, voted to approve the Board of Directors' resolution to conduct this spin-off.

In carrying out the realignment, Pebble Beach plans to distribute all of the shares of Real Estate Record common stock it owns to the holders of Pebble Beach's common stock on a pro rata basis. On January 21, 2008, the Pebble Beach Board of Directors approved the distribution of 42,400,000 shares of Real Estate Record Retrieval Services Inc. common stock, to holders of Pebble Beach common stock as of 5:00 p.m.. Eastern time on February 11, 2008 by means of a dividend as described in this Information Statement.

After the spin-off, Pebble Beach will not own any shares of Real Estate Record common stock, and Real Estate Record will be fully independent, privately-owned companies.
Item 7.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pebble Beach Enterprises, Inc.
Bakersfield, California

We have audited the accompanying consolidated balance sheets of Pebble Beach Enterprises, Inc., as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of Pebble Beach Enterprises, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pebble Beach Enterprises, Inc., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Pebble Beach Enterprises, Inc. will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, Pebble Beach Enterprises, Inc. suffered a net loss from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
February 19, 2008

PEBBLE BEACH ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and December 31, 2006

	12/31/07	12/31/06
ASSETS

Cash	$2,664	$13,837
Accounts receivable	243	288
Prepaid state taxes	-	368

Total current assets	$2,907	$14,493

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

Accrued interest	$286	$-
Accounts payable	604	-
Note payable to related party	15,000	-

Total current liabilities	15,890	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 75,000,000 shares
authorized, 42,400,000 and 40,000,000 shares
issued and outstanding	42,400	40,000
Additional paid-in capital	(15,297)	(19,953)
Accumulated deficit	(40,086)	(5,554)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(12,983)	14,493

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,907	$14,493

PEBBLE BEACH ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006

Revenue	$4,516	$21,607

General &
Administrative expenses	38,762	29,282
Interest expense	286	5

Total expenses	(39,048)	(29,287)

Net Loss	$(34,532)	$(7,680)

Basic and diluted net
loss per share	$(0.00)	$(0.00)

Weighted average
shares outstanding	40,789,401	40,000,000

PEBBLE BEACH ENTERPRISES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the Years Ended December 31, 2007 and 2006

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2005	40,000,000	$40,000	$(24,609)	$2,126	$17,517

Contribution of rent expense			4,656		4,656

Net loss				(7,680)	(7,680)

Balance, December 31, 2006	40,000,000	40,000	(19,953)	(5,554)	14,493

Contribution of rent expense			4,656		4,656

Shares issued for services	2,400,000	2,400			2,400

Net loss				(34,532)	(34,532)

Balance, December 31, 2007	42,400,000	$42,400	$(15,297)	$(40,086)	$(12,983)

PEBBLE BEACH ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and December 31, 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,532)	$(7,680)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent and interest expense	4,656	4,656
Stock for services	2,400	-
Changes in:
Accounts Receivable	45	(288)
Prepaid and other current assets	368	(368)
Accounts Payable	604
Accrued expenses	286	(1,990)

NET CASH USED IN OPERATING ACTIVITIES	(26,173)	(5,670)

NET FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	15,000	2,000
Payments on loan from related party	-	(2,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	-

NET CHANGE IN CASH	(11,173)	(5,670)
Cash balance, beginning of the period	13,837	19,507

Cash balance, ending of the period	$2,664	$13,837
Supplemental disclosures:
Taxes paid	$-	$-
Interest paid	-	-

PEBBLE BEACH ENTERPRISES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Pebble Beach Enterprises, Inc. (“Pebble Beach”) was incorporated in Nevada on July 30, 2004. Pebble Beach is engaged in buying and selling land and other real estate consulting.   In late December, 2007, Pebble Beach management incorporated a wholly-owned subsidiary, Real Estate Record Retrieval Services Inc.  On January 21, 2008 Pebble Beach's Board of Directors approved a spin-off transaction through a dividend issued to its shareholders on a pro rata basis of Real Estate Retrieval Services, Inc.  whereby Pebble Beach distributed all of the shares of the subsidiary’s common stock it owns to the holders of Pebble Beach's common stock on a pro rata basis.  After the spin-off, Pebble Beach ceased owning any shares of the subsidiary’s common stock.  The subsidiary had no assets, liabilities or operations as of the spin-off date.

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

Revenue Recognition. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144.  Until the requirements under SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, the installment, the cost recovery, or the financing method, whichever is most appropriate for each transaction.  Through December 31, 2007, all sales were closed and funded simultaneously with no further obligation by Pebble Beach resulting in revenue recognition at the time of closing and funding.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Pebble Beach Enterprises, Inc. incurred a net loss in fiscal 2007, has an accumulated deficit and negative working capital as of December 31, 2007.  These conditions raise substantial doubt as to Pebble Beach Enterprises, Inc.’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Pebble Beach Enterprises, Inc. is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

On March 3, 2006, Pebble Beach borrowed $2,000 from a related party. This note was unsecured and carried no interest rate. This note was primarily used in purchasing of Surface Waiver rights and was repaid on June 14, 2006. As of December 31, 2006 the note was repaid and there is no outstanding debt.

On August 14, 2007, Pebble Beach borrowed $15,000 from a related party. This note was unsecured and carried an interest rate of 5%. This note was primarily used for ongoing activities. As of December 31, 2007 the note has not been repaid.

Pebble Beach is using office space provided by a related party on a rent-free, month to month basis. The fair value of the office space is $388 per month. Pebble Beach had $4,656 and $4,656 of rent expense for the year ended December 31, 2007 and 2006, respectively. The rent is contributed to capital by a related party as a credit to additional paid in capital.

NOTE 4 – INCOME TAXES

Pebble Beach uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 Pebble Beach incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carryforward is approximately $30,000 at December 31, 2007 and 2006, and will expire twenty years from when incurred.

At December 31, 2007 and 2006, deferred tax assets consisted of the following:

	2007	2006
Deferred tax assets
Net operating losses	$4,530	$368
Less: valuation allowance	4,530	-

Net deferred tax asset	$-	$368

NOTE 6 – MAJOR CUSTOMERS

All 2007  and 2006 revenues were from  5 main customers.

NOTE 7 – COMMON STOCK

In 2007, Pebble Beach issued 2,400,000 shares valued at $2,400 for consulting services.
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

As of December 31, 2007, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Annette Davis, 53, sole director – elected to directorship on July 26, 2004 to serve for one year; re-elected to directorship on July 26, 2005 for additional one-year term.

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

Ms. Davis has also served as Controller of Andes River Company, LLC, in Bakersfield, California, from 1999 until it ceased operations in December of 2003. She held the fiscal responsibilities of this company, which imported produce from the South American country of Chile, with revenues of $40 million annually. Ms. Davis was responsible for its income and balance sheets, accounting department, approved all expenditures and outside business, established credit lines for the company, and coordinated with CPAs for tax returns in three states.

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

Aaron Hashim, 28, president – elected to office on July 26, 2004 to serve for one year; re-elected to office on July 26, 2005 for additional one-year term.

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

Jennifer Davis, 26, secretary – elected to office on July 26, 2004 to serve for one year; re-elected to office on July 26, 2005 for additional one-year term.

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

Lesa Hashim, 29, vice-president and treasurer – elected to both offices on July 26, 2004 to serve for one year; re-elected to both offices on July 26, 2005 for additional one-year term.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

We have only one class of securities – our Common Stock.

The following represents the security ownership of the only person who owns more than five percent of our outstanding Common Stock:
Annette Davis	38,054,331 shares[1]	95.1% of class
c/o Pebble Beach Enterprises, Inc.	Direct ownership
1200 Truxton Avenue #130
Bakersfield, CA 93301

The following represents the security ownership of all members of management:
Annette Davis	38,054,331 shares[2]	95.1% of class
Director	Direct ownership
c/o Pebble Beach Enterprises, Inc.
1200 Truxton Avenue #130
Bakersfield, CA 93301

Aaron Hashim	0 shares[3]	0% of class
President
c/o Pebble Beach Enterprises, Inc.
1200 Truxton Avenue #130
Bakersfield, CA 93301

Lesa Hashim	0 shares[4]	0% of class
Vice-President and Treasurer
c/o Pebble Beach Enterprises, Inc.
1200 Truxton Avenue #130
Bakersfield, CA 93301

Jennifer Davis	0 shares[5]	0% of class

1 There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations or instruments.

2 There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations or instruments.

3 There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations or instruments.

4 There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations or instruments.

5 There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations or instruments.

Item 12.  Certain Relationships and Related Transactions

On August 14, 2007, Pebble Beach borrowed $15,000 from a related party. This note was unsecured and carried a 5% interest rate. This note was primarily used for ongoing business activity.

Pebble Beach is using office space provided by a related party on a rent-free, month to month basis. The fair value of the office space is $388 per month. Pebble Beach had $4,656 and $4,656 of rent expense for the year ended December 31, 2007 and 2006, respectively. The rent is contributed to capital by a related party as a credit to additional paid in capital.

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

Item. 14 Principle Accountant Fees and Services

Audit Fees

Aggregate fees billed for fiscal year 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $16,000         and $17,484

Audit-Related Fees

Aggregate fees billed in fiscal year 2007 and 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0 for both years.

Tax Fees

Aggregate fees billed in fiscal year 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0 for both years.

All Other Fees

Aggregate fees billed in fiscal year 2007 and 2006 for products and services provided by the principal accountant, other than the services reported above: $0 for both years.

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

PEBBLE BEACH ENTERPRISES, INC.

By:            /s/ Annette Davis
Annette Davis Director

February  19, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:            /s/ H. Annette Davis
Annette Davis, Director

February 19, 2008

By:            /s/ Lesa Hashim
Lesa Hashim, Treasurer, Controller

February 19, 2008