Form 10-Q
period 2008-03-31
CMG HOLDINGS, INC.
filed 2008-05-07
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended March 31, 2008

Commission file number 000-51770

CMG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0733770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5601 Biscayne Boulevard
Miami, Florida, USA	33137
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (305) 751-1667

590 Madison Avenue, 21st Floor
New York, NY 10022
(212) 521-4111
---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or small reporting company.  See the definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes      No  ☒

As of May 7, 2008, there were 42,400,000 common stock of the registrant issued and outstanding.

CMG HOLDINGS, INC.

FORM 10-Q

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

CMG HOLDINGS, INC.

(FORMERLY PEBBLE BEACH ENTERPRISES, INC.)

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2008 AND 2007

Table of Content

CONTENTS

______________________________________________________________________________________

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (Unaudited)	Page 5

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	6

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Table of Content

CMG HOLDINGS, INC
(FORMERLY PEBBLE BEACH ENTERPRISES, INC)
BALANCE SHEETS
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS

Cash	$71	$2,664
Accounts receivable	--	243

Total assets	$71	$2,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest	$--	$286
Accounts payable	--	604
Notes Payable to related party	--	15,000
Total current liabilities	--	15,890

Stockholders’ equity (deficit)
Common Stock; $.001 par value;150,000,000 shares authorized
42,400,000 issued and outstanding	42,400	42,400
Additional paid-in-capital	6,450	(15,297)
Accumulated deficit	(48,779)	(40,086)
Total stockholders' equity (defecit)	71	(12,983)

Total liabilities and stockholders' equity (deficit)	$71	$2,907

See accompanying notes to consolidated financial statements.

Table of Content

CMG HOLDINGS, INC
(FORMERLY PEBBLE BEACH ENTERPRISES, INC)
STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended
	March 31,
	2008	2007

Revenue	$523	$246

Operating expenses
General & administrative	9,086	8,483
Interest expense	130	-
Total operating expenses	9,216	8,483

Net Loss	$(8,693)	$(8,237)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	42,400,000	40,000,000

See accompanying notes to consolidated financial statements.

Table of Content

CMG HOLDINGS, INC
(FORMERLY PEBBLE BEACH ENTERPRISES, INC)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,693)	$(8,237)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent expense	647	1,164
Changes in:
Accounts receivable	243	96
Accounts payable and accrued expenses	(890)	2,500

NET CASH USED IN OPERATING ACTIVITIES	(8,693)	(4,477)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	6,100	-

Net change in cash	(2,593)	(4,477)
Cash balance at beginning of period	2,664	13,837
CASH BALANCE AT END OF PERIOD	$71	$9,360

Non-Cash
Contribution to capital by related party for foregiveness of debt	$21,000	$-

See accompanying notes to consolidated financial statements.

Table of Content

CMG HOLDINGS, INC.
(FORMERLY PEBBLE BEACH ENTERPRISES, INC)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of CMG Holdings, Inc, formerly Pebble Beach Enterprises, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in its 2007 annual report on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2007, as reported in the Form 10KSB, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, CMG Holdings, Inc. has had recurring net losses and has an accumulated deficit of $48,779 as of March 31, 2008. These conditions raise substantial doubt as to CMG Holdings, Inc.’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if CMG Holdings, Inc. is unable to continue as a going concern.

NOTE 3- CHANGE OF CONTROL

On February 20, 2008, 38,280,000 shares of the Company, a majority of the existing shares, were sold in a private transaction between the then existing majority shareholder and Creative Management Group, Inc. and CMG Acquisitions, Inc.  This resulted in a change of control of the registrant.

Prior to the sale, the majority shareholder was owed $21,100 by the Company.  As part of the sale, the existing majority shareholder agreed to forgive the amounts owed by the Company.  This transaction was treated as a contribution to capital due to the related party nature of the transaction.

Immediately after the sale, the Board of Directors approved the following changes:

1.  Change the name of the Registrant from Pebble Beach Enterprises, Inc. to CMG Holdings, Inc.
2.  Authorize issuing 150,000,000 shares of Common Stock, $0.001 par value.
3.  Authorize issuing 5,000,000 shares of Preferred Stock, $0.001 par value.

Table of Content
ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section provides our Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A”).

The following discussion should be read in conjunction with the financial statements and supplementary data appearing in Part 1, Item 1.

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

Liquidity and capital resources. As of March 31, 2008 our cash on hand was $71. We anticipate our administrative and other operational expenses over the next twelve months to be approximately $100,000, including approximately $50,000 in accounting and audit expenses. We arrive at a projected cash requirement of $100,000 over the next year based on the assumptions that a) we will acquire Creative Management Group, Inc.; b) our expenses will be limited to administrative cost; and c) that our auditors’ costs will be relatively stable.

Results of operations. During the first quarter of 2008 we saw relatively very little in income as we started preparing for the change of direction for the Company from a real estate company to a marketing communication company.

Description of Property.  Our principal office is located at 5601 Biscayne Boulevard, Florida.

Number of Employees.  Our current number of employees is zero.  We expect a significant change in the number of employees in the next 12 months with the acquisition of Creative Management Group, Inc.

Security Ownership of Certain Beneficial Owners and Management.

We have two classes of securities, a Common Stock and Preferred Stock.  Only the Common Stock is outstanding.

The following represents the security ownership of those who own more than five percent of our outstanding Common Stock:

Title of Class	Name	Shares		Percent
Common Stock	Creative Management Group, Inc.	22,135,148	(1)	52.21%

	CMG Acquisitions, Inc.	16,144,852		38.08%

(1)
Creative Management Group, Inc. has 80 shareholders including all members of management.  The Company is currently going through an audit process to reverse merge into the Registrant.  At that time, Creative Management Group, Inc. will no longer be a shareholder of the Registrant but instead be a subsidiary of the Registrant.  At that time the 80 shareholders of Creative Management Group, Inc.  will become shareholders of the Registrant.

Table of Content

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of March 31, 2008, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2008.

Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate or be circumvented.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of March 31, 2008.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T    CONTROLS AND PROCEDURES

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

Table of Content

PART II

ITEM 1.             LEGAL PROCEEDINGS

There is no past, pending or, to the Company’s knowledge, threatened litigation or administrative action which has or is expected by the Company’s management to have a material effect upon our Company’s business, financial condition or operations, including any litigation or action involving our Company’s officers, directors, or other key personnel.

ITEM 1A            RISK FACTORS

Registrant is a smaller reporting company and is therefore not required to provide this information.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following is information for all securities that the Company sold during the quarter ended March 31, 2008.  Information with respect to previously reported sales prior to January 1, 2008 may be found in the Company’s prior filings.

    None.

ITEM 3     DEFAULT UPON SENIOR SECURITIES

             None

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On February 20, 2008, at a Special  Meeting of the  Shareholders, a quorum, representing greater than fifty percent of the issued shares was present in person or by telephone which represented a majority of our authorized to vote at such meeting, by unanimous vote approved the Articles of Amendment to our Company that has been prior approved by our officers and directors by a similar unanimous vote to:

        1.  Change our name from Pebble Beach Enterprises, Inc. to CMG Holdings, Inc. to reflect the true nature of our  business.   Said  change in name was filed with the Secretary of State of Nevada on February 19, 2008.
        2.          Authorize issuing 150,000,000 shares of Common Stock, $0.001 par value.
        3.          Authorize issuing 5,000,000 shares of Preferred Stock, $0.001 par value.

Table of Content

ITEM 5    OTHER INFORMATION

       On February 20, 2008 a majority of our existing shares were sold by various shareholders, as a result, a change of control of our Company took place.

The following table sets forth as of April 20, 2008, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS:

Title of Class	Name	Shares		Percent
Common Stock	Creative Management Group, Inc.	22,135,148	(1)	52.21%

	CMG Acquisitions, Inc.	16,144,852		38.08%

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares		Percent

Common Stock	Alan Morell	0	(2)	0%

	Michael Vandetty	0	(3)	0%

	James I. Ennis	0	(4)	0%

All Directors and Executive Officers as a group (3 persons)		0		0%

(1)
Creative Management Group, Inc. has 80 shareholders including all members of management.  The Company is currently going through an audit process to reverse merge into the Registrant.  At that time, Creative Management Group, Inc. will no longer be a shareholder of the Registrant but instead be a subsidiary of the Registrant.  At that time the 80 shareholders of Creative Management Group, Inc.  will become shareholders of the Registrant.

(2)
Alan Morell, the CEO and Chairman of the Board of CMG Holdings, Inc. is also the CEO and Chairman of the Board of Creative Management Group, Inc.   Creative Management Group, Inc. has 80 shareholders including all members of management.  The Company is currently going through an audit process to reverse merge into the Registrant.  At that time, Creative Management Group, Inc. will no longer be a shareholder of the Registrant but instead be a subsidiary of the Registrant.  At that time the 80 shareholders of Creative Management Group, Inc.  will become shareholders of the Registrant.  In addition at that time, Mr. Morrell owns 3,500,000 shares of Creative Management Group, Inc. directly, and is the beneficial owned of an additional 6,607,000 shares for a total of 10,107,000 shares.  After the registrant acquires Creative anagement Group, Inc. he will be compensated with the same amount of shares in the Registrant.

(3)
Michael Vandetty, the Secretary of CMG Holdings, Inc. is also the Secretary of Creative Management Group, Inc.   Creative Management Group, Inc. has 80 shareholders including all members of management.  The Company is currently going through an audit process to reverse merge into the Registrant.  At that time, Creative Management Group, Inc. will no longer be a shareholder of the Registrant but instead be a subsidiary of the Registrant.  At that time the 80 shareholders of Creative Management Group, Inc.  will become shareholders of the Registrant.  In addition at that time, Mr. Vandetty owns 1,000,000 shares of Creative Management Group, Inc. directly.  After the registrant acquires Creative anagement Group, Inc. he will be compensated with the same amount of shares in the Registrant.

(4)
James I. Ennis, the Treasurer and Director of CMG Holdings, Inc. is also the CEO and Director of Creative Management Group, Inc.   Creative Management Group, Inc. has 80 shareholders including all members of management.  The Company is currently going through an audit process to reverse merge into the Registrant.  At that time, Creative Management Group, Inc. will no longer be a shareholder of the Registrant but instead be a subsidiary of the Registrant.  At that time the 80 shareholders of Creative Management Group, Inc.  will become shareholders of the Registrant.  In addition at that time, Mr. Ennis owns 500,000 shares of Creative Management Group, Inc. directly, and is the beneficial owned of an additional 2,000,000 shares for a total of 2,500,000 shares.  After the registrant acquires Creative anagement Group, Inc. he will be compensated with the same amount of shares in the Registrant.

Table of Content
ITEM 6             EXHIBITS

              Exhibit No.                 Document Description

3.1
Certificate of Incorporation of Pebble Beach Enterprises, Inc. as filed with the Nevada Secretary of State on October 30, 1980, incorporated by reference to the Company’s Registration Statement on Form 10SB12G filed with the Securities and Exchange Commission on February 1, 2006.

3.2
Amended Certificate of Incorporation of Pebble Beach Enterprises, Inc. to change name to CMG Holdings, Inc., increased its capitalization  to 150,000,000 common shares and 5,000,000 preferred shares as filed with the Nevada Secretary of State on February 19, 2008, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2008.

3.3	By-Laws of CMG Holdings, Inc. incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Reports on Form 8-K:

                The Company filed a Form 8-K on February 20, 2008 - Item 5.01: Changes in Control of Registrant,  Item 5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, Item 5.03: Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year and Item 9.01: Financial Statements and Exhibits.

Table of Content
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS, INC.
(Registrant)

Date: May 7, 2008	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and
Chairman of the Board

Date: May 7, 2008	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman	May 7, 2008
of the Board

/s/James I. Ennis	James I. Ennis	CFO & Director	May 7, 2008