Form 10-Q
period 2008-06-30
CMG HOLDINGS, INC.
filed 2008-08-14
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended June 30, 2008

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

As of August 7, 2008, there were 42,400,000 common stock of the registrant issued and 27,725,352 outstanding.

CMG HOLDINGS, INC.

FORM 10-Q

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

CMG HOLDINGS, INC.

(FORMERLY PEBBLE BEACH ENTERPRISES, INC.)

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2008 AND 2007

Table of Content

CONTENTS

______________________________________________________________________________________

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (Unaudited)	Page 5

Consolidated Statements of Operations for the three months and six months ended June 30, 2008 and 2007 (Unaudited)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Table of Content

CMG HOLDINGS, INC
(FORMERLY PEBBLE BEACH ENTERPRISES, INC)
BALANCE SHEETS
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash	$276,162	$$1,213,035
Accounts receivable	304,167	--
Prepaid expense	--	17,454
Total Current Assets	580,329	1,230,489

Fixed assets	1,159	1,159
TOTAL ASSETS	$581,488	$1,231,648

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Client Payable	388,172	121,400
Line of credit	$--	$132,763
Accounts payable	14,400	139,226
Consulting Payable	243,750	--
Total current liabilities	646,322	393,389

LONG-TERM LIABILITIES:
Convertible notes payable	--	1,178,000

TOTAL LIABILITIES	646,322	1,571,389

STOCKHOLDERS DEFICIT
Preferred stock:
5,000,000 shares authorized par value $0.001 per share; none issued and outstanding
Common Stock:
150,000,000 shares authorized par value $0.001 per share; 42,400,000 and 10,000,000 issued, and 27,725,352 and 10,000,000 shares outstanding respectively	42,400	10,000
Additional paid-in-capital	3,124,528	680,686
Accumulated deficit	(3,231,762)	(1,030,427)

TOTAL STOCKHOLDERS DEFICIT	(64,834)	(339,741)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$581,488	$1,231,648

See accompanying notes to consolidated financial statements.

Table of Content

CMG HOLDINGS, INC
(FORMERLY PEBBLE BEACH ENTERPRISES, INC)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	$--	$75,941	$399,167	$137,152

Operating expenses	796,920	90,020	2,531,415	144,251

Loss from operations	(796,920)	(14,079)	(2,132,248)	(7,099)
Other income (expense)
Interest expense	(62,464)	--	(84,844)	--
Interest income	3,416	--	15,757	-

Net Loss	$(855,968)	$(14,079)	$(2,201,335)	$(7,099)

Basic and diluted loss per common share	$(0.04)	$(0.00)	$(0.11)	$(0.00)

Basic and diluted weighted average common
shares outstanding	23,998,549	10,000,000	19,709,450	10,000,000

See accompanying notes to consolidated financial statements.

Table of Content

CMG HOLDINGS, INC
(FORMERLY PEBBLE BEACH ENTERPRISES, INC)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,201,335)	$(7,099)
Adjustments to reconcile net loss
to net cash used in operating activities:
Stock for services	1,491,778	--
Stock for interest expense	62,464	--
Changes in:
Accounts receivable	(304,167)	--
Prepaid expense	17,454	--
Consulting payable	243,750	--
Client payable	266,772	(6,700)
Accounts payable	(124,826)	(11,854)

Net cash provided by operating activities	(548,110)	(25,653)

CASH FROM INVESTING ACTIVITIES
Cash paid for acquisition of Pebble Beach Enterprises, Inc.	(600,000)	--

Net cash used in operating activities:	(600,000)	--

FINANCING ACTIVITIES
Distributions to members	--	(15,500)
Contributions to capital	30,000	31,539
Net borrowings on line of credit	(132,763)	--
Borrowing on convertible notes	314,000	--

Net cash provided by (used in) financing activities	211,236	16,039

Net increase (decrease) in cash	(936,873)	(9,614)
Cash, beginning of period	1,213,035	9,631
CASH BALANCE AT END OF PERIOD	$276,162	$17

Supplemental cash flow information:
Income tax paid	$--	--
Interest paid	--	--
Non-Cash investing and financing:
Stock issued for notes payable	1,492,000	--

See accompanying notes to consolidated financial statements.

Table of Content

CMG HOLDINGS, INC.
(FORMERLY PEBBLE BEACH ENTERPRISES, INC)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of CMG Holdings, Inc, formerly Pebble Beach Enterprises, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in its 2007 annual report on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2007, as reported in the Form 8-K, have been omitted.

On February 20, 2008, Creative Management Group, Inc. formed CMG Acquisitions, Inc., a Delaware company, for the purpose of acquiring companies and expansion strategies.

On February 20, 2008, Creative Management Group, Inc. acquired 92.6% of Pebble Beach Enterprises, Inc.  (a publicly traded company). The purpose of the acquisition was to effect a reverse merger with Pebble Beach Enterprises, Inc. at a later date.

On May 27, 2008, Pebble Beach entered into an Agreement and Plan of Reorganization with its controlling shareholder, Creative Management Group, Inc., a privately held Delaware corporation.  Upon the closing the eighty shareholders of Creative Management Group delivered all of their equity interests in Creative Management Group to Pebble Beach in exchange for shares of common stock in Pebble Beach owned by Creative Management Group, as a result of which Creative Management Group became a wholly-owned subsidiary of Pebble Beach.

The shareholders of Creative Management Group received one share of Pebble Beach’s common stock previously owned by Creative Management Group for each issued and outstanding common share owned of Creative Management Group.  As a result, the 22,135,148 shares of Pebble Beach that were issued and previously owned by Creative Management Group, are now owned directly by its shareholders.  The 22,135,148 of Creative Management Group previously owned by its shareholders are now owned by Pebble Beach, thereby making Creative Management Group a wholly-owned subsidiary of Pebble Beach. Pebble Beach did not issue any new shares as part of the Reorganization.

Upon completion, Pebble Beach has 42,400,000 shares issued and outstanding of which 3,120,000 are held by the former shareholders of Pebble Beach, 22,135,148 shares, or approximately 52.21% are held by persons who were previously shareholders of Creative Management Group and 17,144,852 are held by CMG Acquisitions, Inc., the wholly owned subsidiary of Creative Management Group as treasury stock.  This amount has been reduced to 14,674,648 shares as of June 30, 2008.

The transaction was accounted for as a reverse merger and recapitalization whereby Creative Management Group is the accounting acquirer.  Pebble Beach was renamed CMG Holdings, Inc.

The consolidated financial statements include the accounts of CMG Holdings, Inc., Creative Management Group and CMG Acquisitions, Inc. after elimination of all significant inter-company accounts and transactions.

Table of Content

CMG HOLDINGS, INC.
(FORMERLY PEBBLE BEACH ENTERPRISES, INC)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – NOTES PAYABLE

During the period between January 1, 2008 and May 23, 2008, Creative Management Group, Inc. issued 12 convertible notes with an aggregate amount of $314,000. Interest on these convertible notes is due and payable at 6% per annum. The maturity date for these convertible notes is March 30, 2010.   $41,500 of these notes were issued to related parties.

These notes were converted in May 2008 to common shares.  See note 3 for details.

NOTE 3 – EQUITY

On February 20, 2008, Creative Management Group, Inc. acquired 92.6% of Pebble Beach Enterprises, Inc. (a publicly traded company) for $600,000 cash.  Because the purpose of the acquisition was to recapitalize Creative Management Group, Inc. through an eventual reverse merger with Pebble Beach Enterprises, Inc., the $600,000 has been accounted for as a recapitalization cost and a reduction to paid in capital.

In the quarter ending March 31, 2008, shareholders contributed $30,000 of cash to Creative Management Group, Inc.

In the six months ended June 30, 2008, Creative Management Group, Inc. issued shares as follows:

•	7,000,000 shares of common stock to three officers of Creative Management Goup, Inc. valued at $1,050,000 for salary expense.

•	1,868,352 shares of common stock to various service providers of Creative Management Group, Inc. valued at $441,778 for consulting expense.

•	5,737,000 shares of common stock for the conversion of $1,492,000 and $62,464 of principal and interest, respectively, related to convertible notes payable.

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

Liquidity and capital resources. As of June 30, 2008 our cash on hand was $276,162.

Results of operations. During the second quarter of 2008 we saw our net loss increase from $1,345,367 for quarter ended March 31, 2008 to $2,201,335 for the six months ended June 30, 2008, an increase in the net loss of $855,968 for the quarter ended June 30, 2008.

Description of Property.  Our principal office is located at 5601 Biscayne Boulevard, Florida.

Number of Employees.  Our current number of employees is five.  We expect a significant change in the number of employees in the next 12 months.

Security Ownership of Certain Beneficial Owners and Management.

We have two classes of securities, a Common Stock and Preferred Stock.  Only the Common Stock is outstanding.

Table of Content
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of common stock beneficially owned on August 7, 2008, following consummation of the Reorganization by:

● Each person who is known by us to beneficially own 5% or more of the Registrant’s common stock;

● Each of the Registrant’s directors and named executive officers; and

● All of the Registrant’s directors and executive officers as a group.

Security Ownership of CMG Holdings, Inc. as of August 7, 2008:

Title of Class	Name	Shares	Percent (1)
Common Stock	CMG Acquisitions, Inc.	14,674,648	34.60%

	Alan Morell	10,107,000	23.84%

	James J. Ennis	2,500,000	5.89%

Security Ownership of CMG Holdings Inc. directors and executive officers as of May 27, 2008:

Title of Class	Name	Shares		Percent (1)
Common Stock	Alan Morell	10,107,000	(2)	23.84%

	James J. Ennis	2,500,000	(3)	5.89%

	Michael Vandetty	1,000,000		2.35%

	All Directors and Executive Officers as a Group	13,607,000		32.09%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 42,400,000 shares of common stock outstanding as of May 27, 2008, the closing date of the Reorganization. The address for those individuals for which an address is not otherwise indicated is: c/o CMG Holdings, Inc., 5601 Biscayne Boulevard, Miami, Florida 33137, USA.

(2)
Mr. Morell owns 3,500,000 shares of Creative Management Group, Inc. directly, and is the beneficial owner of an additional 6,607,000 shares owned by Commercial Rights Intl Corp. for a total of 10,107,000 shares.

(3)
Mr. Ennis owns 500,000 shares of Creative Management Group, Inc. directly, and is the beneficial owner of an additional 2,000,000 shares owned by Hastings Creek Group, Inc. for a total of 2,500,000 shares.

Table of Content
ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of June 30, 2008, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of June 30, 2008.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following is information for all securities that the Company sold during the quarter ended June 30, 2008.  Information with respect to previously reported sales prior to January 1, 2008 may be found in the Company’s prior filings.

    None.

ITEM 3     DEFAULT UPON SENIOR SECURITIES

             None

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

Table of Content

ITEM 5    OTHER INFORMATION

       None

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

Reports on Form 8-K:

                The Company filed a Form 8-K on May 30, 2008 - Item 2.01: Completion of Acquisition of Assets - announcing the acquisition of Creative Management Group, Inc. and Item 9.01: Financial Statements and Exhibits.

Table of Content
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS, INC.
(Registrant)

Date: August 14, 2008	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and
Chairman of the Board

Date: August 14, 2008	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman	August 14, 2008
of the Board

/s/James I. Ennis	James I. Ennis	CFO & Director	August 14, 2008