Form 10-Q
period 2008-09-30
CMG HOLDINGS, INC.
filed 2008-11-18
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended September 30, 2008

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

As of November 14, 2008, there were 42,400,000 common stock of the registrant issued and 28,314,241 outstanding.

CMG HOLDINGS, INC.

FORM 10-Q

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

CMG HOLDINGS, INC.

(FORMERLY PEBBLE BEACH ENTERPRISES, INC.)

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2008 AND 2007

Table of Content

CONTENTS

______________________________________________________________________________________

Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (Unaudited)	Page 5

Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and 2007 (Unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Table of Content

CMG HOLDINGS, INC
(FORMERLY PEBBLE BEACH ENTERPRISES, INC)
BALANCE SHEETS
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash	$103,766	$$1,213,035
Accounts receivable	304,167	--
Prepaid expense	--	17,454
Deposits related to acquisitions	300,000	--
Total Current Assets	708,933	1,230,489

Fixed assets	1,159	1,159
TOTAL ASSETS	$709,092	$1,231,648

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Client Payable	$417,492	$121,400
Line of credit	75,695	132,763
Accounts payable	--	139,226
Consulting Payable	243,750	--
Total current liabilities	736,937	393,389

LONG-TERM LIABILITIES:
Convertible notes payable	--	1,178,000

TOTAL LIABILITIES	736,937	1,571,389

STOCKHOLDERS EQUITY (DEFICIT)
Preferred stock:
5,000,000 shares authorized par value $0.001 per share; none issued and outstanding
Common Stock:
150,000,000 shares authorized par value $0.001 per share; 42,400,000 and 10,000,000 issued, and 28,314,241 and 10,000,000 shares outstanding respectively	42,400	10,000
Additional paid-in-capital	3,262,503	680,686
Accumulated deficit	(3,332,748)	(1,030,427)

TOTAL STOCKHOLDERS EQUITY (DEFICIT)	27,845	(339,741)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$709,092	$1,231,648

See accompanying notes to consolidated financial statements.

Table of Content

CMG HOLDINGS, INC
(FORMERLY PEBBLE BEACH ENTERPRISES, INC)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenues	$303,547	$83,887	$702,714	$221,039

Operating expenses	405,867	211,331	2,937,282	355,582

Loss from operations	(102,320)	(127,444)	(2,519,418)	(134,543)
Other income (expense)
Interest expense	(56)	(9,978)	(84,900)	(9,978)
Interest income	1,389	6,500	17,145	6,500

Net Loss	$(100,987)	$(130,922)	$(2,302,323)	$(138,021)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.10)	$(0.01)

Basic and diluted weighted average common
shares outstanding	28,115,690	10,000,000	22,430,854	10,000,000

See accompanying notes to consolidated financial statements.

Table of Content

CMG HOLDINGS, INC
(FORMERLY PEBBLE BEACH ENTERPRISES, INC)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,302,323)	$(138,021)
Adjustments to reconcile net loss
to net cash used in operating activities:
Stock for services	1,491,778	--
Stock for interest expense	62,464	--
Changes in:
Accounts receivable	(304,165)	--
Prepaid expense	17,454	--
Consulting payable	243,750	--
Client payable	266,772	36,204
Accounts payable	(109,906)	186,732

Net cash provided by (used in) operating activities	(634,176)	84,915

CASH FROM INVESTING ACTIVITIES
Cash paid for acquisition of Pebble Beach Enterprises, Inc.	(600,000)	--
Deposit related to acquisition	(300,000)	--

Net cash used in operating activities:	(900,000)	--

FINANCING ACTIVITIES
Distributions to members	--	(61,875)
Contributions to capital	30,000	--
Stock for cash	137,975	--
Net borrowings on line of credit	(57,069)	--
Borrowing on convertible notes	314,000	915,500

Net cash provided by (used in) financing activities	424,907	853,625

Net increase (decrease) in cash	(1,109,269)	938,540
Cash, beginning of period	1,213,035	9,630
CASH BALANCE AT END OF PERIOD	$103,766	$948,170

Supplemental cash flow information:
Income tax paid	$--	$--
Interest paid	--	--
Non-Cash investing and financing:
Stock issued for notes payable	1,492,000	--

See accompanying notes to consolidated financial statements.

Table of Content

CMG HOLDINGS, INC.
(FORMERLY PEBBLE BEACH ENTERPRISES, INC)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CMG Holdings, Inc., Creative Management Group and CMG Acquisitions, Inc. after elimination of all significant inter-company accounts and transactions.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are amounts due on sales, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

STOCK-BASED COMPENSATION

Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. CMG Holdings, Inc. accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

CMG Holdings, Inc. accounts for share based payments to non-employees in accordance with EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

In the quarter ending March 31, 2008, shareholders contributed $30,000 of cash to Creative Management Group, Inc.

In the six months ended June 30, 2008, Creative Management Group, Inc. issued shares as follows:

•	7,000,000 shares of common stock to three officers of Creative Management Goup, Inc. valued at $1,050,000 for salary expense.

•	1,868,352 shares of common stock to various service providers of Creative Management Group, Inc. valued at $441,778 for consulting expense.

•	5,737,000 shares of common stock for the conversion of $1,492,000 and $62,464 of principal and interest, respectively, related to convertible notes payable.

•	588,889 shares of common stock for cash of $137,975.

 NOTE 4 – DEPOSIT RELATED TO ACQUISITION

In May 2008, Creative Management Group, Inc. entered into a letter of intent with Maya Marketing, Inc., a Connecticut Corporation, to acquire Maya and it’s subsidiaries. As part of this letter of intent, Creative Management Group paid $300,000 to secure a contract between Maya and another company.  This has been accounted for as a deposit related to the potential acquisition of Maya.

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

Results of operations. During the third quarter of 2008 we saw our net loss increase from $2,201,336 for quarter ended June 30, 2008 to $2,302,323 for the nine months ended September 30, 2008, an increase in the net loss of $100,987 for the quarter ended September 30, 2008.

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

● Each of the Registrant’s directors and named executive officers; and

● All of the Registrant’s directors and executive officers as a group.

Security Ownership of CMG Holdings, Inc. as of August 7, 2008:

Title of Class	Name	Shares	Percent (1)
Common Stock	CMG Acquisitions, Inc.	14,085,789	33.22%

	Alan Morell	10,107,000	23.84%

	James J. Ennis	2,500,000	5.89%

Security Ownership of CMG Holdings Inc. directors and executive officers as of May 27, 2008:

Title of Class	Name	Shares		Percent (1)
Common Stock	Alan Morell	10,107,000	(2)	23.84%

	James J. Ennis	2,500,000	(3)	5.89%

	Michael Vandetty	1,000,000		2.35%

	All Directors and Executive Officers as a Group	13,607,000		32.09%

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

Table of Content
ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of September 30, 2008, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of September 30, 2008.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            The Registrant sold a total of 588,889 shares of common stock for cash of $137,975 to two individuals.

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

                None.

Table of Content
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS, INC.
(Registrant)

Date: November 14, 2008	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and
Chairman of the Board

Date: November 14, 2008	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman	November 14, 2008
of the Board

/s/James I. Ennis	James I. Ennis	CFO & Director	November 14, 2008