Form 10-K
period 2008-12-31
CMG HOLDINGS, INC.
filed 2009-04-15
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

CMG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0733770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5601 Biscayne Boulevard
Miami, FL	33137
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (305) 751-1667

___________________________________________
(Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
 Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  No ☒

Note - Checking the box above will not relieve any resistrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10- K or any amendment to this Form 10-K.   ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes      No  ☒

As of April 15, 2009, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $526,200 at $0.03 price per share, based on the closing price of on the OTC Bulletin Board.  As of April 15, 2009, there were 42,400,000 common stock of the registrant issued and outstanding.

                     Documents Incorporated by Reference:  None

CMG HOLDINGS, INC.
FORM 10-K

TABLE OF CONTENTS

Part I

ITEM 1.	Business	3
ITEM 1A.	Risk Factors	6
ITEM 1B.	Unresolved Staff Comments	9
ITEM 2.	Properties	9
ITEM 3.	Legal Proceedings	9
ITEM 4.	Submissions of Matters to a Vote of Security Holders	9

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters	10
	and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data	11
ITEM 7.	Management’s Discussion and Analysis of Financial Condition	11
	and Results of Operations
ITEM 8.	Financial Statements and Supplementary Data	16
ITEM 9.	Change in and Disagreements with Accountants on Accounting	27
	and Financial Disclosure
ITEM 9A.	Controls and Procedures	27
ITEM 9B.	Other Information	28

Part III

ITEM 10.	Directors, Executive Officers, and Corporate Governance	28
ITEM 11.	Executive Compensation	28
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	29
	and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	30
ITEM 14.	Principal Accountant Fees and Services	30

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules	31
	Signature	32

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements which include, but are not limited to, statements concerning expectations as to our revenues, expenses, and net income, our growth strategies and plans, the timely development and market acceptance of our products and technologies, the competitive nature of and anticipated growth in our markets, our ability to achieve cost reductions, the status of evolving technologies and their growth potential, the adoption of future industry standards, expectations as to our financing and liquidity requirements and arrangements, the need for additional capital, and other matters that are not historical facts. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “expects”, “intends”, “plans”, “believes, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements, which are included in accordance with the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  Unless the context indicates otherwise, the terms “Company”, “Corporate”, “CMGO”, “our”, and “we” refer to CMG Holdings, Inc. and its subsidiaries.

ITEM 1:                         DESCRIPTION OF BUSINESS

(F)	THE COMPANY

Our Business

CMG Holdings, Inc. was incorporated in Nevada in July 2004 under the name of Pebble Beach Enterprises, Inc.  The Company has operated under the CMG Holdings, Inc. name since February 2008.

Overview

We are a marketing, sports, entertainment and management services company.   Our Company was formed by a core group of principals, all of whom have held senior level positions with several of the largest and most successful companies in the sports management and entertainment industry.  Our Company delivers custom marketing solutions to optimize profitability by concentrating our resources in those segments of the marketing communications and entertainment industry. Our Company operates in the sectors of talent management, event management, and commercial rights.

Talent Management includes representation of personalities in the entertainment and arts, athletes, literary industries through a full service representation to enable our clients realize their utmost potential for endorsements, licensing, contract negotiations, speaking appearances, literary and television image marketing.  Our Company represents athletes and sports personalities’ in team and non-team sports in a full-service approach ensuring individualized attention and commitment to manage our client’s business opportunities.  Our Company manages broadcasters and actors careers and assists in engineering business opportunities in film, broadcast and television and packaging with corporate sponsors. Our literary division provides full service representation to authors for publishing in traditional houses as well as electronic media including television, film, radio and after-market licensing to ensure greatest possible exposure and to increase client revenues.

Event Management includes marquis hospitality, sponsorships and licensing, broadcast production, and implementation of events including hospitality services to the most discriminating of clients in sports sectors including golf, tennis, equine and motor sports pairing corporate sponsors and premier events and leveraging that experience to ensure our clients receive the highest return on their investment and level of brand exposure. Our Company is dedicated to pursuing intellectual property rights of sports and entertainment properties and offering these events through long-term entertainment hospitality packages for corporate sponsors’ and manage and implement on-site operations and logistical concerns.  Our broadcast and production division secures, and negotiates electronic production, broadcast and syndication opportunities for our clients via network, cable television, radio and digital media.

Commercial Rights includes branding, consulting, endorsement, licensing and sponsorships and sales and marketing. Our Company creates branding and distributes image marketing tools to strategic outlets to generate premier brand recognition for our clients. Our consulting focuses on developing high-profile programs utilizing creative solutions to improve cost-efficiency and increase client revenues. Following the development of the strategy solutions, our Company oversees implementation of programs to ensure client satisfaction. Our endorsement, licensing and sponsorships division works with premier corporations regarding contract negotiations for client endorsements, secure domestic and international licensing opportunities provide implementation and execution services for client sponsorships.. Our marketing division positions and leverages our clients to increase their presence in the global market through research of business environments and creative solutions to take advantage of given market conditions. Our sales division includes creating commercial rights opportunities, identifying sales targets and strategically selling commercial rights to maximize client revenues.

Our marketing and communications services for our clients is specific to their unique needs and our solutions vary from project-based activities to long-term, fully-integrated campaigns on behalf of our clients in a single region or operating globally across all major world markets. It is our intention to create a holding company to provide resources, support and ensure that our operating divisions best meet our clients’ needs. The company sets company-wide financial objectives and corporate strategy, directs collaborative inter-agency programs, establishes financial management and operational controls, guides personnel policy, conducts investor relations and initiates, manages and approves mergers and acquisitions.  In addition, we provide limited centralized functional services that offer operational efficiencies, including accounting and finance, market information retrieval and analysis, legal services, real estate expertise, travel services, recruitment aid, employee benefits and executive compensation management. To keep our Company well-positioned, we support our initiatives to expand high-growth capabilities and build its offerings in key developing markets. When appropriate, we also develop relationships with companies that are building leading-edge marketing tools that complement our operating subsidiary and the programs they are developing for clients. In addition, we look for opportunities within our Company to modernize operations through mergers, strategic alliances and the development of internal programs that encourage intra-company collaboration.

Market Strategy

We have taken several strategic steps to position us as a premier marketing and communications company servicing clients in domestic and international markets. We operate in a marketing landscape that has vastly changed over the last few years and continues to fragment as clients are presented with complex strategies to improve brand awareness and increase market share. To achieve our objectives of providing strategic solutions for our clients, we have invested in talent and have concentrated in high-growth areas to align our capabilities to meet the market demands of our clients.  In order to grow with our clients, we have accelerated our investment in professional talent, training and technology throughout our Company. Our market strategy and offerings can improve our organic revenue growth and operating income margin, with our ultimate objective to be fully competitive with our industry peer groups.  To increase our revenues and improve our operating margins, we will concentrate on controlling our staff expenses in non-revenue producing capacities, controlling real estate expenses such as office rent, reducing the complexity of our organization and divesting of underperforming business sectors.

Sources of Revenue

Our revenues are generated through the execution of marketing and communications programs derived primarily across the sectors of event management, talent management and commercial rights as well as various media, planning and execution of other sports entertainment and management programs. Majority of our contracts with our clients are negotiated individually. The terms of the engagement with our clients and the basis in which we earn fees and commissions will vary significantly. Contracts with our client are multifaceted arrangements that may include incentive compensation provisions and may include vendor credits. Our largest clients are multinational corporations where they may arrange for our services to be provided via local, regional and global and we provide services across various sectors and across multiple divisions.

Revenues are determined on a fee based compensation basis and a commission basis for services for planning, creation, implementation and executions of marketing and communications programs specific to the sectors of talent management, event management, and commercial rights. Our fees are calculated to reflect our expertise based on monthly rates as well as mark-up percentages and the relative overhead expenses to execute services provided to our clients. Clients may seek to include incentive compensation components for successful execution as part of the total compensation.  Commissions earned are based on services provided and are usually calculated on a percentage over the total revenues generated for our clients.  Our revenues can also be generated when clients pay gross rates before we pay reduced rates; the difference is commissions earned which is either retained in total or shared with the client depending on the nature of the services agreement.   To reduce risks from non-payments from our clients, we typically pay company generated expenses only after we have received funds from our clients.

Our generated revenues are dependent upon the marketing and communications requirements of our corporate clients and depend on the terms of the client contract. The revenues for services performed can be recognized as proportional performance, monthly basis and execution of the completed contracts. Revenues recognized on a completed contract basis and as customary in the industry, our contracts generally provide for termination by either party on relatively short notice, usually 90 days.

Competition

In the competitive, highly fragmented marketing and communications industry, the Company competes for business with large global holding companies such as International Management Group, Interpublic Group of Companies, Inc., MDC Partners, Inc. WPP Group plc, and Havas Advertising. These global holding companies generally have greater resources than those available us, and such resources may enable them to aggressively compete with the Company’s marketing communications businesses. We also face competition from numerous independent agencies that operate in multiple markets. We must compete with these other companies to maintain existing client relationships and to obtain new clients and assignments. We compete at this level by providing clients with marketing ideas and strategies that are focused on increasing clients’ revenues and profits.

Industry Trends

Historically, event management, talent management, and commercial rights have been primary service provided by global holding companies in the marketing communications industry. However, as clients aim to establish one-to-one relationships with customers and more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services are consuming a growing portion of marketing dollars. This is increasing the demand for a broader range of marketing communications services. The mass market audience is giving way to life-style segments, social events/networks, and online/mobile communities, each segment requiring a different message and/or different, often non-traditional, channels of communication. Global marketers now seek innovative ideas wherever they can find them, providing new opportunities for small to mid-sized communications companies.

Clients

The Company serves clients in virtually every industry and in many cases the same clients in various locations. Representation of a client rarely means that the company handles marketing communications for all brands or product lines of the client in every geographical location.  We have written contracts with many of our clients. As is customary in the industry, these contracts provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis — Executive Overview” for a further discussion of our arrangements with our clients.

Employees

As of April 13, 2009, the company and its subsidiaries have 5 employees.

See Management’s Discussion and Analysis for a discussion of the effect of cost of services sold on the company’s historical results of operations. Because of the personal service character of the marketing communications businesses, the quality of personnel is of crucial importance to the company’s continuing success. MDA considers its relations with employees to be satisfactory.

Effect of Environmental Laws

The company believes it is substantially in compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the company

Company Organization

The principal executive office of the Company is located at 5601 Biscayne Boulevard, Miami Florida 33137 and our telephone number is (305) 751-1667.

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act and files reports and other information with the Securities and Exchange Commission. Such reports and other information filed by the Company may be inspected and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, as well as in the Securities and Exchange Commission’s public reference rooms in New York, New York and Chicago, Illinois. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Securities and Exchange Commission’s public reference rooms. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy statements and other information about issuers, like us, who file electronically with the Securities and Exchange Commission. The address of the Securities and Exchange Commission’s web site is http://www.sec.gov. In addition, the Company makes available free of charge through its Web site, www.ckx.com, its Annual Reports on Form 10-KSB and Form 10-K, quarterly reports on Form 10-QSB and Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

ITEM 1A:                    RISK FACTORS

Risks Related to Our Business

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The global economy is currently experiencing a significant contraction, with an unprecedented lack of consumer credit and lack of business availability.  The decrease in the economic activity in the United States and in the commercial sectors in which we conduct business could adversely affect our financial condition and results of operations. Continued volatility, instability and economic weakness and decrease in discretionary consumer and business spending may result in a reduction in our revenues.

Competition for clients in highly competitive industries.

The Company operates in a highly competitive environment in an industry characterized by numerous firms of varying sizes, with no single firm or group of firms having a dominant position in the marketplace. Competitive factors include creative reputation, management, personal relationships, quality and reliability of service and expertise in particular niche areas of the marketplace. In addition, because a firm’s principal asset is its people, barriers to entry are minimal, and relatively small firms are, on occasion, able to take all or some portion of a client’s business from a larger competitor.

While many of the Company’s client relationships are long-standing, companies put their marketing services businesses up for competitive review from time to time, including at times when clients enter into strategic transactions. To the extent that the Company fails to maintain existing clients or attract new clients, the Company’s business, financial condition and operating results may be affected in a materially adverse manner.

Revenues are susceptible to declines as a result of general adverse economic developments.

The marketing communications services industry is cyclical and is subject to the negative effects of economic downturns. The Company’s marketing services operations are also exposed to the risk of clients changing their business plans and/or reducing their marketing budgets. As a result, if the U.S., Canadian and European economies continue to weaken, our businesses, financial condition and operating results are likely to be negatively affected.

The benefits it expects from this acquisition or acquisitions made in the future may not be realized

The Company’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations and through incurrence of debt or bridge financing, either of which may increase its leverage ratios, or by issuing equity, which may have a dilutive impact on its existing shareholders. At any given time the Company may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of its securities.

The success of acquisitions or strategic investments depends on the effective integration of newly acquired businesses into the Company’s current operations. Such integration is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel and clients, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of the acquired company. The Company may not realize the strategic and financial benefits that it expects from any of its past acquisitions, or any future acquisitions.

Business could be adversely affected if it loses key clients.

The Company’s loss of one or more clients could materially affect the results of the Company as a whole.  Management is very important to the ongoing results of the Company because, as in any service business, the success of the Company is dependent upon the leadership of key executives and management personnel.  If key executives were to leave our operating units, the relationships that the Company has with its clients could be adversely affected.

Ability to generate new business from new and existing clients may be limited.

To increase revenues, the Company needs to obtain additional clients or generate demand for additional services from existing clients.  The company’s ability to generate demand for its services from new clients and additional demand from existing clients is subject to clients’ requirements, pre-existing vendor relationships, financial condition, strategic plans and internal resources, as well as the quality of the Company’s employees, services and reputation and the breadth of its services. To the extent the Company cannot generate new business from new and existing clients due to these limitations; it will limit the Company’s ability to grow its business and to increase its revenues.

Business could be adversely affected if it loses or fails to attract key employees.

Employees, including creative, research, media, account and their skills and relationships with clients, are among the Company’s most important assets. An important aspect of the Company’s competitiveness is its ability to retain key employee and management personnel. Compensation for these key employees is an essential factor in attracting and retaining them, and the Company may not offer a level of compensation sufficient to attract and retain these key employees. If the Company fails to hire and retain a sufficient number of these key employees, it may not be able to compete effectively.

Business exposed to the risk of client media account defaults.

The Company often incurs expenses on behalf of its clients in order to secure a variety of opportunities in exchange for which it receives a fee. While the Company takes precautions against default on payment for these services (such as advance billing of clients) and have historically had a very low incidence of default, the Company is still exposed to the risk of significant uncollectible receivables from our clients.

The results of operations are subject to currency fluctuation risks.

Although the Company’s financial results are reported in U.S. dollars, a portion of its revenues and operating costs may be denominated in currencies other than the US dollar. As a result, fluctuations in the exchange rate between the U.S. dollar and other currencies, may affect the Company’s financial results and competitive position.

Subject to regulations that could restrict its activities or negatively impact its revenues.

Marketing communications businesses are subject to government regulation, both domestic and foreign. There has been an increasing tendency in the United States on the part of advertisers to resort to litigation and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Moreover, there has recently been an expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to advertising for certain products. Representatives within government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures and consequently the Company’s revenues.

The Company’s directors and executive officers beneficially own a substantial percentage of the Company’s outstanding common stock, which gives them control over certain major decisions on which the Company’s stockholders may vote, which may discourage an acquisition of the Company.

As a result of the Reorganization, Alan Morell, the Company’s chairman-of-the-board and chief executive officer owns, in the aggregate, approximately 23.8% of the Company’s outstanding common stock and the Company’s directors and executive officers as a group collectively own approximately 32.1% of the Company’s outstanding shares. The interests of the Company’s management may differ from the interests of other stockholders. As a result, the Company’s executive management will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions: electing or defeating the election of directors; amending or preventing amendment of the Company’s certificate of incorporation or bylaws; effecting or preventing a merger, sale of assets or other corporate transaction; and controlling the outcome of any other matter submitted to the stockholders for vote.

The Company’s management’s stock ownership may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, the Company expects these new rules and regulations to increase compliance costs in 2008 and beyond and to make certain activities more time consuming and costly. As a public entity, the Company also expects that these new rules and regulations may make it more difficult and expensive for the Company to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for the Company to attract and retain qualified persons to serve as directors or as executive officers.

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following: technological innovations or new products and services by the Company or its competitors; additions or departures of key personnel; limited “public float” following the Reorganization , in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock; the Company’s ability to execute its business plan; operating results that fall below expectations; loss of any strategic relationship; industry developments; economic and other external factors; and period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained.

The Company’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol CMGO.OB.  However, there is limited trading activity and not currently a liquid trading market.  There is no assurance as to when or whether a liquid trading market will develop, and if such a market does develop, there is no assurance that it will be maintained.  Furthermore, for companies whose securities are quoted on the Over-The-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the “OTCBB”), it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.  As a result, purchasers of the Company’s common stock may have difficulty selling their shares in the public market, and the market price may be subject to significant volatility.

Offers or availability for sale of a substantial number of shares of the Company’s common stock may cause the price of the Company’s common stock to decline or could affect the Company’s ability to raise additional working capital.

If the Company’s current stockholders seek to sell substantial amounts of common stock in the public market either upon expiration of any required holding period under Rule 144 or pursuant to an effective registration statement, it could create a circumstance commonly referred to as “overhang,” in anticipation of which the market price of the Company’s common stock could fall substantially.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for the Company to raise additional financing in the future through sale of securities at a time and price that the Company deems acceptable.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

The elimination of monetary liability against the Company’s directors, officers and employees under Nevada law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s certificate of incorporation does not contain any specific provisions that eliminate the liability of directors for monetary damages to the Company and the Company’s stockholders; however, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders

ITEM 1B:                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2:                       DESCRIPTION OF PROPERTY

The following properties are used in the operation of our business:

Corporate

Our principal executive office of the Company is located at 5601 Biscayne Boulevard, Miami Florida 33137 and our telephone number is (305) 751-1667. We currently lease office space on a monthly basis, at the location of 590 Madison Avenue, 21st Floor, New York, NY 10022 (212) 521-4111

ITEM 3.                        LEGAL PROCEEDINGS

There is no past, pending or, to the Company’s knowledge, threatened litigation or administrative action which has or is expected by the Company’s management to have a material effect upon our Company’s business, financial condition or operations, including any litigation or action involving our Company’s officers, directors, or other key personnel.

ITEM 4:                       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERMATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTC Bulletin Board since October 2007. Our symbol is “CMGO”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2008

First Quarter	1.00	0.15
Second Quarter	1.00	1.00
Third Quarter	1.00	0.60
Fourth Quarter	0.60	0.11

FISCAL YEAR ENDED DECEMBER 31, 2007

First Quarter	0.00	0.00
Second Quarter	0.00	0.00
Third Quarter	0.00	0.00
Fourth Quarter	0.30	0.15

Holders of Shares of Common Stock

The Company has authorized 150,000,000 shares of common stock with a par value of $.001 per share.  As of December 31, 2008, the Company had 42,400,000 shares of common stock issued and 31,726,518 outstanding.  As of April 15, 2009, there were approximately 151 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in “street” name.

Dividend Policy

We did not pay cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2008, the Company has no shares of preferred stock issued and outstanding.

Transfer Agent

The Company’s transfer agent and registrar of the common stock is Corporate Stock Transfer, Inc. 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209

Penny Stock Considerations

Because our shares trade at less than $5.00 per share, they are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock. Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt; disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities; Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account. Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Unregistered Sales Of Equity Securities And Use Of Proceeds

  The following is information for all securities that the Company sold during the quarter ended December 31, 2008.  Information with respect to previously reported sales prior to January 1, 2008 may be found in the Company’s prior filings.  The Registrant sold a total of 1,199,666 shares of common stock for cash of $233,975 to five individuals.

ITEM 6:                       SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the  “Exchange  Act”), we are not required to provide the information required by this item.

ITEM 7:                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2008 included with this Form 10-K.  The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2008. The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events.  Many important factors affect our ability to achieve our objectives, including, among other things, technological and other developments within a given field, intense and evolving competition, the lack of an “established trading market” for our shares, and our ability to obtain additional financing, as well as other risks detailed from time to time in our public disclosure filings with the SEC.

Recent Developments

Material Definitive Agreement.

Effective March 6, 2009, the Company, through a wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed a Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. The purchase price of the Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. was a total of $150,000.

Completion of Acquisition or Disposition of Assets.

Effective March 31, 2009, the Company, through a wholly owned subsidiary CMGO Events Marketing, Inc., a Nevada corporation, completed the acquisition of the assets of The Experiential Agency, Inc.

 Background

CMG Holdings, Inc. was incorporated in Nevada in July 2004 under the name of Pebble Beach Enterprises, Inc.  The Company has operated under the CMG Holdings, Inc. name since February 2008.

The Company was formed in July of 2004 as Pebble Beach Enterprises, Inc. in the state of Nevada. From the date of incorporation until August of 2004, it was a wholly-owned subsidiary of Fresh Veg Broker.com, Inc., a Nevada corporation.  In August of 2004, the company was spun off from Fresh Veg.  The Company until this Reorganization was a real estate investment company with three areas of operation: a) real estate acquisition and re-sale; b) real estate development and re-sale; and c) real estate consulting and joint ventures. Due to the inability to execute the real estate business plan and expand the business over the past three years, on February 20, 2008 in anticipation of this Reorganization, a majority of the existing shares of the Company were sold by the shareholders who were actively involved in the Company’s prior real estate business, and as a result, we had a change of direction and a change of control of our Company.

The Reorganization

On May 27, 2008, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement” with its controlling shareholder, Creative Management Group, Inc., a privately held Delaware corporation (“Creative Management Group”).  Upon the closing under the Reorganization Agreement on May 27, 2008, (open to filing date) the eighty shareholders of Creative Management Group delivered all of their equity interests in Creative Management Group to the Company in exchange for shares of common stock in the Company owned by Creative Management Group, as a result of which Creative Management Group became a wholly-owned subsidiary of the Company (the “Reorganization”).

Pursuant to the Reorganization Agreement, at closing, the shareholders of Creative Management Group received one share of the Company’s common stock previously owned by Creative Management Group for each issued and outstanding common share owned of Creative Management Group.  As a result, 22,135,148 shares of the Company that were issued and previously owned by Creative Management Group,  are now owned directly by its shareholders.  The 22,135,148 of Creative Management Group previously owned by its shareholders are now owned by the Company, thereby making Creative Management Group a wholly-owned subsidiary of the Company. The Company did not issue any new shares as part of the Reorganization. Upon completion of the closing under the Reorganization Agreement, the Company has a total of 42,400,000 shares issued and 25,255,148 outstanding of which 20,264,852, or approximately 47.8% are held by persons who were previously shareholders of the Registrant, 22,135,148 shares, or approximately 52.2% are held by persons who were previously shareholders of Creative Management Group. Neither the Company nor Creative Management Group had any options or warrants to purchase shares of capital stock outstanding immediately prior to or following the Reorganization.   All the shares of the Company’s common stock issued in connection with the Reorganization were registered under Section 12(b) or (g) of The Securities Exchange Act of 1934 when the Registrant filed Form 10-SB/A on June 28, 2006.  All shares issued in connection with the Reorganization were issued from a “Control Shareholder”, which is a shareholder that is now or has been within the last 90 days a director or officer of the Company, or now owns or controls or within the last 90 days has owned or controlled 10% or more of the Company’s outstanding voting securities and is therefore subject to the restriction in accordance with Rule 144 of the Securities Act of 1934.

Changes Resulting from the Reorganization.

Creative Management Group is a business that delivers innovative, value-added marketing communications and strategic consulting services to its clients. Creative Management Group strives to be a premier marketing communications and consulting company whose strategic, creative and innovative solutions achieve superior results for clients and shareholders.  Following completion of the Reorganization, the Company intends to carry on the business of Creative Management Group as its line of business. The Company has located its executive offices at 5601 Biscayne Boulevard, Miami, Florida 33137, USA and its telephone number is 1 (305) 751-0588 which is the executive office of Creative Management Group.

Changes to the Board of Directors.

In conjunction with the closing under the terms of the Reorganization Agreement and the February 20, 2008 acquisition of shares in the Registrant by Creative Management Group, Alan Morell, James J. Ennis and Michael Vandetty were appointed to the board of directors and Alan Morell was appointed as Chairman of the board of directors. All of the Company’s directors will hold this office until the next annual meeting of the stockholders or until the election and qualification of their successors. The Company’s officers are elected by the board of directors and serve at the discretion of the board of directors.

Executive Summary

References in this Current Report on Form 10-K to “CMG Holdings”, “CMG”, the “Company,” “we,” “us” and “our” for periods prior to the closing of the Reorganization refer to the Registrant, and for periods subsequent to the closing of the Reorganization refer to the Registrant and its subsidiaries. The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”).

The Company’s objective is to create shareholder value by building market-leading strategies that deliver innovative, value-added marketing communications and strategic consulting to our clients.  The company manages the business by monitoring several financial and non-financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses. Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location and growth from acquisitions.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Liquidity and capital resources

As of December 31, 2008 our cash on hand was $13,934.

Revenues

The Company had revenues of $441,328 in our fiscal year ended December 31, 2008, as compared to $304,927 in fiscal year ended December 31, 2007 as a result of additional client base.

Expenses

Total operating expenses in our fiscal year ended December 31, 2008 were $4,111,202 comprising of in administrative expenses  as compared to $566,913 in fiscal year ended December 31, 2007.

Loss

The Company incurred a net loss of $3,707,762 in our fiscal year ended December 31, 2008, as compared to a net loss of $268,943 in fiscal year ended December 31, 2007. We have not attained profitable operations to date. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

Capital Resources

At December 31, 2008, we had assets recorded at $314,984 consisting of cash of $13,934.

Liabilities

Our liabilities at December 31, 2008 totaled $560,910.

Critical Accounting Policies and Estimates

For all periods following closing under the Reorganization Agreement, the Company intends to prepare consolidated financial statements of the Company and its subsidiaries, which will be prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the financial statements the Company will be required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company will evaluate its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. The Company intends to base its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions. In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” the Registrant identified the most critical accounting principals upon which its financial status depends. The Registrant determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. The Company presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Revenue and Cost Recognition

In general, the company recognizes revenues when earned, when the services or conditions relating to the services have been performed or satisfied by the entity, and recognizes costs when the expenses are incurred.  Depending on the terms of the client contract, revenue is derived from diverse arrangements involving fees for services performed, and commissions. The company earns consulting fees by providing branding, imaging marketing and talent placement services, event management including, implementation, and production management. The company also earns commissions through contract negotiations in talent representation and endorsement contracts. A majority of the company’s client contracts are individually negotiated and accordingly, the terms of client engagements and the bases on which the company earns commissions and fees may vary significantly.  For talent representation, the company generally records revenue net of pass-through charges as the company believes the key indicators of the business suggest we generally act as an agent on behalf of our clients.  This is recorded when we receive the gross payment.  In those businesses where the key indicators suggest the company acts as principal, the company records the gross amount billed to the client as revenue and the related costs incurred as operating expenses.  This is generally recorded as the services are provided.

Income Taxes

As a result of the change in tax status resulting from the change in the company’s organization as a limited liability company to a corporation, the company is no longer a pass-through entity for US income tax purposes.  Income tax expense is based on reported earnings before income taxes.  Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Recently Issued Accounting Pronouncements

The following recent pronouncements were issued by the Financial Accounting Standards Board (“FASB”):

In December 2007, FASB issued SFAS No. 141R “Business Combination” (“SFAS 141R”). This revised statement retains some fundamental concepts of the current standard, including the acquisition method of accounting (known as the “purchase method” in Statement 141) for all business combinations but SFAS 141R broadens the definitions of both businesses and business combinations, resulting in the acquisition method applying to more events and transactions. This statement also requires the acquirer to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in, at the full amounts of their fair values. SFAS 141R will require both acquisition-related costs and restructuring costs to be recognized separately from the acquisition and be expensed as incurred. In addition, acquirers will record contingent consideration at fair value on the acquisition date as either a liability or equity. Subsequent changes in fair value will be recognized in the income statement for any contingent consideration recorded as a liability. SFAS 141R is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008. Early application is prohibited. The Company is currently evaluating the impact of this new statement on its financial statements.

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160”). This statement amends ARB No. 51 Consolidated Financial Statements, to now require the classification of noncontrolling (minority) interests and dispositions of noncontrolling interests as equity within the consolidated financial statements. The income statement will now be required to show net income/loss with and without adjustments for noncontrolling interests. SFAS 160 is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. However, this statement requires companies to apply the presentation and disclosure requirements retrospectively to comparative financial statements. Early application is prohibited. The Company is currently evaluating the impact of this new statement on its financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP APB 14-1 effective January 1, 2009.  We are in the process of assessing the impact of the adoption of FSP APB 14-1 on our financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, Accounting for Derivatives and Hedging Activities ("SFAS 133") specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed our own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock, including evaluating the instrument's contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.

ITEM 8:                         FINANCIAL STATEMENTS

CMG HOLDINGS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2008 AND 2007

CONTENTS
[Missing Graphic Reference]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CMG Holdings, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of CMG Holdings, Inc. as of December 31, 2008 and 2007 and the related consolidated statement of operations, cash flows and changes in stockholders’ equity for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMG Holdings, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

www.malone-bailey.com
Houston, Texas
April 15, 2009

CMG HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash	$13,934	$1,213,035
Accounts receivable	1,050	--
Prepaid expense	--	17,454

Total Current Assets	14,984	1,230,489

Deposits related to acquisitions	300,000	-
Fixed assets	-	1,159
TOTAL ASSETS	$314,984	$1,231,648

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client Payable	$8,000	$121,400
Line of credit	108,231	132,763
Accounts payable	419,754	139,226
Consulting Payable	24,925	--
Total current liabilities	560,910	393,389

LONG-TERM LIABILITIES:
Convertible notes payable	--	1,178,000

TOTAL LIABILITIES	560,910	1,571,389

STOCKHOLDERS DEFICIT
Preferred stock:
5,000,000 shares authorized par value $0.001 per share; none issued and outstanding
Common Stock:
150,000,000 shares authorized par value $0.001 per share; 42,400,000 and 10,000,000 issued, and 31,726,518 and 10,000,000 shares outstanding respectively	31,727	10,000
Additional paid-in-capital	4,449,863	680,686
Shares held in reserve, 10,673,482 and 0 shares held, respectively	10,673	-
Accumulated deficit	(4,738,189)	(1,030,427)

TOTAL STOCKHOLDERS DEFICIT	(245,926)	(339,741)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$314,984	$1,231,648

See accompanying notes to consolidated financial statements.

CMG HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	2008	2007

Net revenues	$441,328	$304,927

Operating expenses	4,111,202	566,913

Loss from operations	(3,669,874)	(261,986)

Other income (expense)
Interest expense	(55,061)	(19,956)
Interest income	17,173	12,999

Net loss	$(3,707,762)	$(268,943)

Basic and diluted net loss per share	$(0.16)	$(0.03)

Basic and diluted weighted average shares outstanding	23,793,819	10,000,000

See accompanying notes to consolidated financial statements.

CMG HOLDINGS, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT
YEARS ENDED DECEMBER 31, 2007 AND 2008

						Additional		Total
	Members	Shares Held in Reserve		Common Stock		Paid	Accumulated	Shareholders'
	Equity	Shares	Par	Shares	Par	in Capital	Deficit	Deficit
Balances, December 31, 2006	$(8,923)	-	$-	-	$-	$-	$-	$(8,923)

Net Income through August 6, 2007	761,484	-	-	-	-	-	-	761,484

Distribution	(61,875)	-	-	-	-	-	-	(61,875)

Change in tax status	(690,686)	-	-	10,000,000	10,000	680,686	-	-

Net loss since August 7, 2007	-	-	-	-	-	-	(1,030,427)	(1,030,427)

Balances, December 31, 2007		-	-	10,000,000	10,000	680,686	(1,030,427)	(339,741)

Shares held in reserve	-	14,674,648	14,675	-	-	(14,675)	-	-

Shares retained by Pebble Beach shareholders in Reverse Merger	-	-	-	3,120,000	3,120	(603,120)	-	(600,000)

Capital Contribution	-	-	-	-	-	30,000	-	30,000

Shares issued for salaries	-	-	-	7,422,222	7,422	1,105,911	-	1,113,333

Shares issued for consulting expense	-	-	-	1,279,630	1,280	190,665	-	191,945

Shares issued for convertible debt and interest	-	-	-	5,737,000	5,737	1,548,727	-	1,554,464

Shares Issued for investment adjustment	-	-	-	166,500	167	166,334	-	166,500

Shares issued for cash	-	(1,119,666)	(1,120)	1,119,666	1,120	233,975	-	233,975

Shares issued for services	-	(2,881,500)	(2,882)	2,881,500	2,882	1,111,360	-	1,111,360

Net Loss	-	-	-	-	-	-	(3,707,762)	(3,707,762)

Balances, December 31, 2008	$-	10,673,482	$10,673	31,726,518	$31,727	$4,449,863	$(4,738,189)	$(245,926)

See accompanying notes to consolidated financial statements.

CMG HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,707,762)	$(268,943)
Adjustments to reconcile net loss
to net cash used in operating activities:
Stock for services	2,583,138	--
Depreciation expense	1,159	--
Stock for interest expense	37,449	--
Changes in:
Accounts receivable	(1,050)	--
Prepaid expense	17,454	(17,454)
Consulting payable	24,925	--
Client payable	(113,400)	--
Accounts payable	305,543	242,073

Net cash used in operating activities	(852,544)	(44,324)

CASH FROM INVESTING ACTIVITIES
Cash paid for acquisition of Pebble Beach Enterprises, Inc.	(600,000)	--
Purchase of fixed assets	-	(1,159)
Deposit related to acquisition	(300,000)	--

Net cash used in investing activities:	(900,000)	(1,159)

FINANCING ACTIVITIES
Distributions to members	--	(61,875)
Contributions to capital	30,000	--
Stock for cash	233,975	--
Net borrowings on line of credit	(24,532)	132,763
Borrowing on convertible notes	314,000	1,178,000

Net cash provided by financing activities	553,443	1,248,888

Net increase (decrease) in cash	(1,199,101)	1,203,405
Cash, beginning of period	1,213,035	9,630
CASH BALANCE AT END OF PERIOD	$13,934	$1,213,035
Supplemental cash flow information:
Income tax paid	$--	$--
Interest paid	17,612	--
Non-Cash investing and financing:
Conversion from LLC to Corporation	-	690,686
Stock issued for notes payable	1,492,000	--
Stock issued for accrued interest	25,015	--

See accompanying notes to consolidated financial statements.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:               DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Creative Management Group, Inc. was formed in Delaware on August 13, 2002 as a limited liability company named Creative Management Group, LLC, On August 7, 2007 this entity converted to a corporation and changed its legal name to Creative Management Group Inc. The company is a sports, entertainment, marketing and management company that operates around distinct vertical disciplines of talent management, including personal representation in the fields of sports, entertainment, personalities and literary; commercial rights, including marketing and sales, consulting, branding and image marketing and endorsements, licensing, sponsorships; and event management, including implementation, sponsorships, licensing and broadcast, production, syndication.

On February 20, 2008, Creative Management Group, Inc. formed CMG Acquisitions, Inc., a Delaware company, for the purpose of acquiring companies and expansion strategies.

On February 20, 2008, Creative Management Group, Inc. acquired 92.6% of Pebble Beach Enterprises, Inc. (a publicly traded company) and changed the name to CMG Holdings, Inc. The purpose of the acquisition was to effect a reverse merger with Pebble Beach Enterprises, Inc. at a later date.

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

Upon completion, Pebble Beach had 42,400,000 shares issued and outstanding of which 3,120,000 were held by the former shareholders of Pebble Beach, 22,135,148 shares, or approximately 52.21% were held by persons who were previously shareholders of Creative Management Group and 14,674,648 shares were held by CMG Acquisitions, Inc., the wholly owned subsidiary of Creative Management Group as shares held in reserve.

The transaction was accounted for as a reverse merger and recapitalization whereby Creative Management Group is the accounting acquirer. Pebble Beach was renamed CMG Holdings, Inc.

Principles of Consolidation

The consolidated financial statements included the accounts of CMG Holding, Inc., Creative Management Group and CMG Acquisition, Inc. All significant intercompany balances and transactions were eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Estimates are used when accounting for allowance for doubtful accounts, depreciation, and contingencies. Actual results could differ from those estimates.

Concentrations of Risk

The company maintains its cash balances at two financial institutions where they are insured by the Federal Deposit Insurance Corporation up to $250,000 each.  At December 31, 2007, neither of these accounts were in excess of the limit. The company also maintains a money market investment account at one securities firm where the account is insured by the Securities Investor Protection Corporation up to $500,000 for the bankruptcy, etc., of the securities firm. At December 31, 2008, the account had no balance in excess of the limit.

Revenue and Cost Recognition

In general, the company recognizes revenues when earned, when the services or conditions relating to the services have been performed or satisfied by the entity, and recognizes costs when the expenses are incurred.  Depending on the terms of the client contract, revenue is derived from diverse arrangements involving fees for services performed, and commissions. The company earns consulting fees by providing branding, imaging marketing and talent placement services, event management including, implementation, and production management. The company also earns commissions through contract negotiations in talent representation and endorsement contracts. A majority of the company’s client contracts are individually negotiated and accordingly, the terms of client engagements and the bases on which the company earns commissions and fees may vary significantly.  For talent representation, the company generally records revenue net of pass-through charges as the company believes the key indicators of the business suggest we generally act as an agent on behalf of our clients.  This is recorded when we receive the gross payment.  In those businesses where the key indicators suggest the company acts as principal, the company records the gross amount billed to the client as revenue and the related costs incurred as operating expenses.  This is generally recorded as the services are provided.

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

Cash and Equivalents

For purposes of the statement of cash flows, the company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Income Taxes

As a result of the change in tax status resulting from the change in the company’s organization as a limited liability company to a corporation, the company is no longer a pass-through entity for US income tax purposes.  Income tax expense is based on reported earnings before income taxes.  Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Basic and Diluted Net Loss per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For  2008 there were no potential dilutive securities outstanding and for 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP APB 14-1 effective January 1, 2009.  As of December 31, 2008 we have no convertible instruments outstanding and therefore this pronouncement has no immediate impact on our company.

In June 2008, the FASB ratified EITF Issue 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, Accounting for Derivatives and Hedging Activities ("SFAS 133") specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed our own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock, including evaluating the instrument's contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.  As of December 31, 2008 we have no instruments outstanding within the scope of this pronouncement and therefore this pronouncement has no immediate impact on our company.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our accompanying financial statements.

NOTE 2:                 GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses for the years ended December 31, 2008 and 2007. In addition, the Company has an accumulated deficit and a working capital deficit as of December 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, the Company may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3:                 DEPOSIT RELATED TO ACQUISITION

In May 2008, Creative Management Group, Inc. entered into a letter of intent with Maya Marketing, Inc., a Connecticut Corporation, to acquire Maya and it’s subsidiaries. As part of this letter of intent, Creative Management Group paid $300,000 to secure a contract between Maya and another company. This has been accounted for as a deposit related to the potential acquisition of Maya.

NOTE 4:                 RELATED PARTY TRANSACTIONS

During 2007, the company shared an office space with a law firm whose owners are the principal owners of the company. The company paid the law firm for the expenses incurred by the company. The former members of the predecessor LLC and shareholders of the company were principal lenders of the convertible notes and now have increased ownership due to conversion of their convertible notes.

NOTE 5:                  LINE OF CREDIT

The company obtained a credit line from Smith Barney that is secured by the cash in the company’s Smith Barney money market account.  The loan balance as of December 31, 2008 and 2007 was $108,231 and $132,763, respectively.  The credit line carries an annual interest rate of the bank’s prime rate.

NOTE 6:                 LONG-TERM DEBT

During the period between August 14, 2007 and May 20, 2008, the company borrowed $1,492,000 under 39 convertible note agreements. Interest on these convertible notes was due and payable at 6% per annum. The maturity date was March 30, 2010 and the notes were unsecured.  $105,500 of the total notes were from relatives of one of the company’s officers. As part of the reorganization agreement, these notes were converted into common shares at a fixed conversion price of $0.27 per share after the common stock traded on the open market for a period of twenty consecutive trading days at a price at or above $.324.

The Company analyzed these convertible notes for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that derivative accounting is not applicable for these notes. The Company also analyzed these convertible notes under the guidance of EITF 98-5 and EITF 00-27 and concluded there were no beneficial conversion features on these convertible notes on the date of issuance.

As of December 31, 2008, these notes were all converted to the Company’s common shares at $0.27 per share. 5,737,000 shares were issued to the convertible note holders for principal and interest totaling $1,554,464 as the result of the conversion.

NOTE 7:                 INCOME TAX

For periods prior to August 6, 2007, the predecessor LLC was treated as a partnership for income tax purposes. As a result, income and losses were allocated to the members on their ownership and contributions. From August 6, 2007, the company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Under the liability method, the deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2008 and 2007, the company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward was approximately $2,100,000 at December 31, 2008, and will expire in the years 2027 to 2028.

At December 31, 2008 and 2007, deferred tax assets consisted of the following:

                                                                                                    2008                                                2007
-------------------                                   ---------------
Deferred tax assets                                                       $         740,000                                  $     350,000
Valuation allowance                                                               (740,000)                                      (350,000)
-------------------                                   ---------------
Net deferred tax assets                                                $                    -                                  $                 -
===========                                 =========

NOTE 8:                  EQUITY

On February 20, 2008, Creative Management Group, Inc. acquired 92.6% of Pebble Beach Enterprises, Inc. (a publicly traded company) for $600,000 cash.  Because the purpose of the acquisition was to recapitalize Creative Management Group, Inc. through an eventual reverse merger with Pebble Beach Enterprises, Inc., the $600,000 has been accounted for as a recapitalization cost and a reduction to additional paid in capital.

During the year ended December 31, 2008:

-	A shareholder contributed $30,000 of cash to the Company.

-	7,422,222 shares valued at $1,113,333 were issued to officers for their services.

-	1,279,630 shares valued at $191,945 were issued for consultants for their services.

-	5,737,000 shares were issued for the conversion of outstanding notes payable principal and interest totaling $1,554,464.

-	166,500 shares valued at $166,500 were issued to five investors for an adjustment to their initial investments and accounted for as additional expense.

-	1,119,666 shares were issued from the shares held in reserve held by CMG Acquisition, Inc. for cash. The Company received $233,975.

-	2,881,500 shares were issued from the shares held in reserve held by CMG Acquisition, Inc. for services provided by third parties valued at $1,111,360.

NOTE 9:                 COMMITMENTS

The company entered into five employment agreements in 2008, all effective January 1, 2008, four agreements end in 2010 and one, the CEO's ends in 2012.  These agreements require the Company to issue shares of common stock at signing and annual cash compensation.

The company entered into a three year consulting agreement in 2008, effective January 1, 2008.  This three year agreement requires the Company to issue 300,000 shares of common stock at signing and a minimum guarantee of $22,500 of cash payments for the first two years of the agreement.

In 2008, the Company entered into a three-month lease to operate an additional office at 590 Madison Avenue New York, NY 10022. Monthly payment on this lease was $400 per month, as well as office space at 5601 Biscayne Boulevard, Miami, FL, that is used for lead general counsel and is rent free.

NOTE 10                SUBSEQENT EVENTS

On March 6, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed a Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. The purchase price of the Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. was a total of $150,000.  Effective March 31, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Events Marketing, Inc., a Nevada corporation, completed the acquisition of the assets of The Experiential Agency, Inc.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
.

ITEM 9A.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of December 31, 2008, our management concluded that our internal controls over financial reporting were  not effective as of December 31, 2008 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of our Company are set forth below. The directors held office for their respective term and until their successors were duly elected and qualified. the officers serve at the will of the Board of Directors.

Name	Age	With Company Since	Director/Position
Alan Morell	61	01/2008	CEO, Chairman of the Board, Director

James Ennis	40	01/2008	Chief Financial Officer, Director

Michael Vandetty	53	01/2008	Chief Legal Counsel, Director

Alan Morell.  Mr. Morell has 30 years of global experience in the successful development and management of talent, high growth properties, commercial rights, live events and intellectual property (IP) rights. Mr. Morell began his career with International Management Group (IMG), where he served in a variety of executive offices, including Corporate Vice President. He has created and/or managed campaigns for talent and events globally within the disciplines of Sports and Entertainment. Prior to becoming an officer of Creative Management Group Agency, Mr. Morell was a Director and Chief Executive Officer of CatalystOne, Inc. Mr. Morell is a graduate of the University of Florida.

James Ennis.  Mr. Ennis has over 15 years of experience in financial management, strategic planning and corporate development. Prior to joining Creative Management Group, Mr. Ennis served as a Financial Advisor in the global private client group of premier wealth management and investment advisory firms of Smith Barney and Merrill Lynch from 2004 to 2007. From 1997 to 2003, Mr. Ennis served as Director of Finance for Octagon Worldwide, Inc., one of the world’s largest sports and entertainment marketing and consulting firms, where his responsibilities included mergers and acquisitions, business development and financial reporting. Mr. Ennis is a graduate of Mount Saint Vincent College.

Michael Vandetty.  Mr. Vandetty’s areas of practice include limited partnership and securities offerings, as well as securities litigation.  Mr. Vandetty has extensive transactional experience, including both domestic and international transactions in real estate, entertainment and hospitality, manufacturing and pharmaceutical sales. He also has significant experience in sports and entertainment law, mergers and acquisitions and in contract negotiations in the insurance and intellectual property arenas.  Mr. Vandetty is a former prosecutor in both the Dade County State Attorney’s Office and the Florida Attorney General’s Office. He received a Bachelor of Arts from Rutgers University in 1977 and a Juris Doctorate from the University of Miami Law School in 1980.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation for our executive officers is determined by our board of directors where our philosophy is to provide a compensation package that attracts and retains executive talent.  We strive to provide our named executive officers, who are the officers listed in the summary compensation table, with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.  Although the principal method of providing compensation to our executive officers is a salary, we intend to adopt a stock option plan for all employees, which permits the grant of stock options, stock grants and other forms of equity-based compensation.  Our executive officers are eligible for grants pursuant to the plan. Although the principal compensation of our executive officers will be salary, we may provide officers with equity-based incentives.  The base salary level and the nature and amount of equity-based incentives is established and reviewed by the compensation committee based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. In determining base salary, we give consideration to persons holding similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

The following table provides summary information for the years 2008 and 2007 concerning cash and non-cash compensation paid or accrued by us to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Pension Value and Non-Qualified Deferred Compensation Earning ($)	All Other Compensation ($)	Total ($)
Alan Morell CEO and Chairman	2008	0	0		-	-	-	0	0
	2007	0	0	0	-	-	-	0	0
James Ennis CFO, COO Director	2008	0	0	0	-	-	-	0	0
	2007	0	0	0				0	0
Michael Vandetty Chief Legal Counsel	2008	0	0	0	--	-	-	0	0
	2007	0	0	0	-	-	-	0	0

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

COMPENSATION AGREEMENTS

The Company has entered into an employment contract with Alan Morell, CEO, James Ennis, CFO and Michael Vandetty, Chief General Counsel that detailed in the 8-K filed on May 20, 2008.

BOARD COMPENSATION

Members of our Board of Directors do not normally receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. All corporate actions are conducted by unanimous written consent of the Board of Directors.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 14, 2009, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS:

None

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	10,667,000	25.16%

Common Stock	James J. Ennis	2,500,000	5.90%

Common Stock	Michael Vandetty	1,000,000	2.36%

All Directors and Executive Officers as a group (6 persons)		14,167,000	33.41%

These tables are based upon 42,400,000 shares outstanding as of April 15, 2009 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. (i) Audit Fees

FIRM	FISCAL YEAR 2008	FISCAL YEAR 2007
Malone & Bailey – audit and audit related	$59,000	$56,000
Malone & Baiely – other fees	6,000	-

PART IV

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

1.    Financial Statements

                   The financial statements along with the report from Malone & Bailey, PC dated April 15, 2009, appear in Part II, Item 8.

             2.    Financial Statement Schedules

                    The financial statement Schedules along with the report from Malone & Bailey, PC dated April 15, 2009, appear in Part II, Item 8.

              3.    Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Reorganization (the “Agreement”), dated as of the 27th day of May 2008, by and between CMG holdings, Inc., a Nevada corporation (“CMG”), and Creative Management Group, Inc., a Delaware corporation.  (incorporated by reference to Form 8-k filed on May 30, 2008).

3.1	Certificate of Incorporation of Pebble Beach Enterprises, Inc. dated July 26, 2004 (incorporated by reference to Form 10-SB-12G filed on February 1, 2006).

3.2	Amended Certificate of Incorporation of CMG Holdings, Inc. dated February 20, 2008 (incorporated by reference to Form 8-k Current Report filed on February 20, 2008).

3.3	Bylaws of. CMG Holdings, Inc. dated February 20, 2008 (incorporated by reference to Form 8-k Current Report filed on February 20, 2008).

10.1	Employment Agreement by and between the Company and Alan Morell. (incorporated by reference to Form 8-k filed on May 30, 2008).

10.2	Employment Agreement by and between the Company and James J. Ennis. (incorporated by reference to Form 8-k filed on May 30, 2008).

10.3	Employment Agreement by and between the Company and Michael Vandetty. (incorporated by reference to Form 8-k filed on May 30, 2008).

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adoptedPursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adoptedPursuant to Section 906 of the Sarbanes Oxley Act of 2002.

           4.    Reports on Form 8-K:

          None

SIGNATURE

CMG HOLDINGS, INC.
(Registrant)

Date: April 15, 2009	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer
(Duly Authorized Officer)

Date: April 15, 2009	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer
(Principal Financial
and Accounting Officer)