Form 10-Q
period 2009-03-31
CMG HOLDINGS, INC.
filed 2009-05-20
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes     No  ☒

As of May 20, 2009, there were 42,400,000 common stock of the registrant issued and outstanding.

CMG HOLDINGS, INC.

FORM 10-Q

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

CMG HOLDINGS, INC.
 UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2009 AND 2008

 CONTENTS
 ______________________________________________________________________________________

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (Unaudited)	4

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Table of Content

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2009		December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$6,999		$13,934
Accounts Receivable	1,050		1,050
Note Receivable	150,000		--
Total Current Assets	158,049		14,984

Deposits related to acquisitions	300,000		300,000
TOTAL ASSETS	$458,049		$314,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client Payable	$108,036		$8,000
Accounts Payable	82,818		29,320
Salary Payable	488,896		390,434
Consulting Payable	24,925		24,925
Line of Credit	128,981		108,231
Advance from Related Party	25,000		--
Total current liabilities	858,656		560,910

STOCKHOLDERS’ DEFICIT
Preferred stock:
5,000,000 shares authorized par value $0.001 per share; none issued and outstanding
Common Stock:
150,000,000 shares authorized par value $0.001 per share; 42,400,000 and 42,400,000 issued, and 31,726,518 and 31,726,518 shares outstanding respectively	31,727		31,727
Additional paid-in-capital	4,449,863		4,449,863
Shares held in reserve, 10,673,482 and 10,673,482 shares held, respectively.	10,673	1	10,673
Accumulated deficit	(4,892,870))		(4,738,189)

TOTAL STOCKHOLDERS’ DEFICIT	(400,607)		(245,926)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$458,049		$314,984

See accompanying notes to consolidated financial statements

Table of Content

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2009	2008

Net revenues	$212,394	$399,167

Operating expenses	365,689	1,734,495

Loss from operations	(153,295)	(1,335,328)
Other income (expense):
Interest expense	(1,386)	(22,380)
Interest income	--	12,341

Net Loss	$(154,681)	$(1,345,367)

Basic and diluted loss per common share	$(0.00)	$(0.13)

Basic and diluted weighted average common
shares outstanding	31,726,518	10,000,000

See accompanying notes to consolidated financial statements

Table of Content

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(154,681)	$(1,345,367)
Adjustments to reconcile net loss
to net cash used in operating activities:
Changes in:
Accounts receivable	--	(440,000)
Prepaid expense	--	17,454
Accounts Payable	53,498	396,750
Client Payable	100,036	371,772
Accrued expense	98,462	1,050,000

Net cash provided by operating activities	97,315	50,609

CASH FROM INVESTING ACTIVITIES
Cash paid for acquisition of Pebble Beach Enterprises, Inc.	--	(600,000)
Cash paid to acquire a bank loan	(150,000)	--

Net cash used in investing activities:	(150,000)	(600,000)

FINANCING ACTIVITIES
Advance from a related party	25,000	--
Net borrowings on line of credit	20,750	685,830
Contributions to capital	--	30,000
Borrowing on convertible notes	--	314,000

Net cash provided by financing activities	45,750	1,029,830

Net increase (decrease) in cash	(6,935)	480,439
Cash, beginning of period	13,934	1,213,035
CASH BALANCE AT END OF PERIOD	$6,999	$1,693,474
Supplemental cash flow information:
Income tax paid	$--	$--
Interest paid	1,386	--

See accompanying notes to consolidated financial statements

Table of Content

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of CMG Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in its 2008 annual report on Form 10-K. In the opinion of management, these interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on Form 10-K.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2008, as reported in the Form 10-K, have been omitted.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CMG Holdings, Inc., Creative Management Group and CMG Acquisitions, Inc., CMGO Capital, Inc. and CMGO Events Marketing, Inc, after elimination of all significant inter-company accounts and transactions.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses for the period ended March 31, 2009. In addition, the Company has an accumulated deficit and a working capital deficit as of March 31, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, the Company may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – NOTES RECEIVABLE

On March 6, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed a Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. The purchase price of the Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. was a total of $150,000.  On April 1, 2009, the Company foreclosed on the note.  See note 5 for details.

NOTE 4 – ADVANCE FROM RELATED PARTY

In March 2009, the Company received a total of $25,000 advances from one of its officer/directors. The funds were used by the Company for working capital purposes. The payable bears 0% interest, is unsecured and is due on demand.

NOTE 5 – SUBSEQENT EVENTS

On April 1, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Events Marketing, Inc., a Nevada corporation, completed the acquisition of the assets (including several exclusive domain names) of The Experiential Agency, Inc.

Experiential Agency, Inc. offers a full degree of solutions, services and consulting expertise comprising of management, creation, and execution of entertainment event for corporate clients and individual clients general service areas of event marketing, interactive marketing, event production, public relations, talent representation, corporate consulting, digital media. Experiential Agency, Inc. earns consulting fees when it provides general consulting services and generates revenues for services for event marketing and communications assignments. The Experiential Agency, Inc. has offices in Chicago, IL and New York, NY and has 24 employees.

The Company has determined the assets acquired meet the definition of a business and therefore will be applying SFAS 141(R) “Business Combinations” when accounting for the transaction.

Table of Content

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements.” Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009

Net revenues decreased from $399,167 in the three months period ending March 31, 2008 to $212,394 for the three months period ending March 31, 2009. The decrease in revenues is mainly due to less income generated from the consulting business.

Operating expenses decreased from $1,734,495 for the three months ending March 31, 2008 to $365,689 for the same period in 2009. This was mainly due to the Company incurred less consulting expenses and also the Company did not have any stock-based compensation expense in 2009 .

Net loss decreased from $1,345,367 for the three months ending March 31, 2008 to $154,681 for the same period in 2009. This was also due to the Company incurring less consulting expense and not having any stock-based compensation expense in 2009.

LIQUIDITY AND CAPITAL RESOURCES.

As of March 31, 2009, the Company’s cash on hand was $6,999.

Cash provided by operations for the three months period ended March 31, 2009 was $97,315, as compared to cash provided by operations of $50,609 for the three months ended March 31, 2008. This change is primarily due to less cash expense incurred by the Company in the first three month of 2009.

Cash used in investing activities for the three month period ended March 31, 2009 was $150,000, as compared to $600,000 for the three months ended March 31, 2008. For the three months ended March 31, 2008, the Company incurred $600,000 for the acquisition of Pebble Beach Enterprises, Inc. and for the three month ended March 31, 2009, the Company paid $150,000 to obtain a note receivable from a financial institution.

Cash provided by financing activities for the three month period ended March 31, 2009 was $45,750, as compared to $1,029,830 provided for the three months ended March 31, 2008. In 2008, the Company borrowed $685,830 from its line of credit and also obtained $314,000 from selling convertible notes.

Table of Content

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of common stock beneficially owned on August 7, 2008, following consummation of the Reorganization by Each person who is known by us to beneficially own 5% or more of the Registrant’s common stock; Each of the Registrant’s directors and named executive officers; and All of the Registrant’s directors and executive officers as a group.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

None.

Table of Content

ITEM 4    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Office, Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b) Changes in internal controls

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II

ITEM 1 – LEGAL PROCEEDINGS

There is no past, pending or, to the Company’s knowledge, threatened litigation or administrative action which has or is expected by the Company’s management to have a material effect upon our Company’s business, financial condition or operations, including any litigation or action involving our Company’s officers, directors, or other key personnel.

ITEM 1A – RISK FACTORS

Registrant is a smaller reporting company and is therefore not required to provide this information.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

Table of Content

ITEM 6 – EXHIBITS

              Exhibit No.                 Document Description

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

CMG HOLDINGS, INC.
(Registrant)

Date: May 20, 2009	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and
Chairman of the Board

Date: May 20, 2009	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman	May 20, 2009
of the Board

/s/James I. Ennis	James I. Ennis	CFO & Director	May 20, 2009