Form 10-Q
period 2009-06-30
CMG HOLDINGS, INC.
filed 2009-08-18
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

As of August 18, 2009, there were 42,400,000 common stock of the registrant issued and outstanding.

CMG HOLDINGS, INC.

FORM 10-Q

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

CMG HOLDINGS, INC.
 UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2009 AND 2008

 CONTENTS
 ______________________________________________________________________________________

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (Unaudited)	4

Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008 (Unaudited)	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Table of Content

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$87,553	$13,934
Accounts receivable	531,594	1,050
Prepaid an other	6,130	--
Total current assets	625,277	14,984

Software licenses, net accumulated depreciation of $4,333 and $-, respectively	47,667	--
Intangible assets, net accumulated amortization of $74,584 and $-, respectively	820,414	--
Deposits	300,000	300,000
TOTAL ASSETS	$1,793,358	$314,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client payable	$123,036	$8,000
Accounts payable	660,280	29,320
Accrued liabilities	752,571	415,359
Line of credit	150,406	108,231
Advance from related party	25,000	--
Total current liabilities	1,711,293	560,910

STOCKHOLDERS’ DEFICIT
Preferred Stock:
5,000,000 shares authorized par value $0.001 per share; none issued and outstanding
Common Stock:
150,000,000 shares authorized par value $0.001 per share; 42,400,000 issued, and 31,726,518 and 31,726,518 shares outstanding respectively	31,727	31,727
Additional paid-in-capital	4,449,863	4,449,863
Shares held in reserve, 10,673,482 and 10,673,482 shares held, respectively.	10,673	10,673
Accumulated deficit	(4,410,198)	(4,738,189)

TOTAL STOCKHOLDERS’ DEFICIT	82,065	(245,926)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,793,358	$314,984

See accompanying notes to consolidated financial statements

Table of Content

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Gross revenues	$1,074,112	$--	$1,286,506	$399,167
Cost of goods sold	201,517	--	201,517	--
Net revenues	872,575	--	1,084,989	399,167

Operating expenses	1,480,470	796,920	1,844,774	2,531,415

Operating loss	(607,875)	(796,920)	(759,785)	(2,132,248)

Other income (expense)
Brgain purchase gain	1,038,733	--	1,038,733	--
Interest expense	(1,878)	(62,464)	(3,264)	(84,844)
Interest income	53,692	3,416	52,307	15,757

Net income (loss)	$482,672	$(855,968)	$327,991	$(2,201,335)

Basic and diluted income (loss) per common share	$0.02	$(0.04)	$0.01	$(0.11)

Basic and diluted weighted average common shares outstanding	31,726,518	23,998,549	31,726,518	19,709,450

See accompanying notes to consolidated financial statements

Table of Content

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain (Loss)	$327,991	$(2,201,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	--	1,491,778
Additional shares issued for interest expense	--	62,464
Bargain purchase gain	(1,038,733)	--
Amortization	78,917	--
Changes in:
Accounts receivable	(288,353)	(304,167)
Prepaid expense	(6,130)	17,454
Accounts payable	630,960	(124,826)
Accrued expense	451,792	510,522

Net cash provided by (used in) operating activities	156,444	(548,110)

CASH FROM INVESTING ACTIVITIES
Cash paid for acquisition of Pebble Beach Enterprises, Inc.	--	(600,000)
Cash paid to acquire a bank loan	(150,000)	--

Net cash used in investing activities:	(150,000)	(600,000)

FINANCING ACTIVITIES
Advance from a related party	25,000	--
Net borrowings on line of credit	42,175	(132,763)
Contributions to capital	--	30,000
Borrowing on convertible notes	--	314,000

Net cash provided by financing activities	67,175	211,237

Net increase (decrease) in cash	73,619	(936,873)
Cash, beginning of period	13,934	1,213,035
CASH BALANCE AT END OF PERIOD	$87,553	$276,162
Supplemental cash flow information:
Income tax paid	$--	$--
Interest paid	--	--

Non-cash investing and financing activities:
Assets acquired after foreclosing on bank loan	$242,191	--

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CMG Holdings, Inc., Creative Management Group and CMG Acquisitions, Inc., CMGO Capital, Inc. and CMGO Events Marketing, Inc, Creative Management Group Logistics, Inc. after elimination of all significant inter-company accounts and transactions.

INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT OF LONG-LIVED ASSETS

Intangibles are recorded at cost and amortized on the straight-line method over their estimated useful lives. Goodwill is reviewed annually. Intangible valuation and Goodwill impairment are determined using similar processes. For intangibles, the first step is to compare the fair value of the intangible to its carrying amount.  For Goodwill, the first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. Inova determines the fair value of both intangibles and reporting units by using a discounted cash flow (“DCF”) analysis approach. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on Inova’s budget and long-term business plan, and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units.

BUSINESS COMBINATION

The Company accounts for business combination in accordance with SFAS No. 141R, "Business Combinations". In December 2007, the FASB issued SFAS No. 141R which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for disclosure to enable evaluation of the nature and financial effects of the business combination.

NEW ACCOUNTING PRONONCEMENT

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009, and has evaluated any subsequent events through August 18, 2009. The Company has no significant subsequent events for the period from July 1, 2009 through August 18, 2009.

Table of Content
NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit and a working capital deficit as of June 30, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, the Company may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – NOTE RECEIVABLE AND ASSET ACQUISITION

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

On April 1, 2009, CMG Holdings, Inc. foreclosed on the note and completed the acquisition of the assets of The Experiential Agency, Inc. The Experiential Agency, Inc. offers a full degree of solutions, services and consulting expertise comprising of management, creation, and execution of entertainment event for corporate clients and individual clients general service areas of event marketing, interactive marketing, event production, public relations, talent representation, corporate consulting, digital media. The Experiential Agency, Inc. earns consulting fees when it provides general consulting services and generates revenues for services for event marketing and communications assignments. As a result of the acquisition of the assets of Experiential Agency, Inc., the Company is expected to be the premier provider of solutions, services and consulting expertise comprising of management, creation, and execution of entertainment event for corporate clients and individual clients general service areas of event marketing, interactive marketing, event production, public relations, talent representation, corporate consulting, digital media and services in those markets. The Company also expects to reduce costs through economies of scale.

In accordance with FAS 141R, the Company determined the assets acquired constituted a business and applied purchase accounting to the assets acquired.

The assets acquired include accounts receivable and software licenses with a fair value of $242,191 and $52,000, respectively.

The fair value of the acquired identifiable intangible assets of $894,998 is provisional pending receipt of the final valuations for those assets. The $894,998 of acquired intangible assets (customers list/company name) has a useful life of approximately 3 years. During the six months ended June 30, 2009, the Company recorded amortization expense of $78,917.

The Company recognized a gain of $1,038,733 as a result of the asset acquisition. The gain is included in other income in the Company’s statement of operations for the six months ended June 30, 2009

The following table summarizes the consideration paid for acquisition of the assets and the amount of the assets acquired at the acquisition date as well as the fair value at the acquisition date.

Consideration:

Cash Consideration	$150,000

Total	$150,000

Acquisition-related costs	$--

Recognized amounts of identifiable assets acquired and liabilities assumed:

Accounts receivable	242,191
Software licenses	52,000
Identifiable intentangible assets	894,998

Total identifiable net assets	1,188,733
Bargain purchase gain	(1,038,733)

Total	$150,000

Table of Content

The amounts of The Experiential Agency, Inc revenues and earnings included in the Company’s consolidated statement of operations for the six months ended June 30, 2009, and the revenues and earnings of the combined entity had the acquisition date been January 1, 2009, or January 1, 2008, are:

	Revenues	Earnings
Actual from April 1, 2009 to June 30, 2009	$872,595	$482,672
Supplemental pro forma from 04/01/08 – 06/30/08	1,788,887	(727,025)
Supplemental pro forma from 01/01/09 – 06/30/09	2,310,681	579,120
Supplemental pro forma for 01/01/08 – 06/30/08	4,095,829	(2,077,434)

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

PLAN OF OPERATION

RESULTS OF OPERATIONS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009

Net revenues increased from $399,167 in the six months period ending June 30, 2008 to $1,084,989 for the six months period ending June 30, 2009. The increase in revenues is mainly due to more revenues generated in public relations, marketing services and event marketing consulting business. Also, during the second quarter of 2009, after the acquisition of assets of The Experiential Agency, Inc., we started to generate and recognize revenues from this new line of business.

Operating expenses decreased from $2,531,415 for the six months ending June 30, 2008 to $1,844,774 for the same period in 2009. This was mainly due to the Company recognized significant stock-based compensation costs in 2008 and in 2009 the Company did not have any of this type of expense. The expenses for 2009 mainly incurred for marketing services, public relations, consulting services and event marketing.

Net income increased from a net loss of $2,201,335 for the six months ending June 30, 2008 to net income of $327,991 for the same period in 2009. The increase in net income is mainly due to more revenues generated and not having any stock-based compensation expense in 2009 compared to 2008.

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2009

Net revenues increased from $0 in the three months period ending June 30, 2008 to $872,595 for the three months period ending June 30, 2009. The increase in revenues is mainly due to more revenues generated in public relations, marketing services and event marketing consulting business. Also, during the second quarter of 2009, after the acquisition of assets of The Experiential Agency, Inc., we started to generate and recognize revenues from this new line of business.

Operating expenses increased from $796,920 for the three months ending June 30, 2008 to $1,480,470 for the same period in 2009. This was mainly due to the Company recognized expenses for marketing services, public relations, consulting services and event marketing.

Net income increased from a net loss of $855,968 for the three months ending June 30, 2008 to net income of $482,672 for the same period in 2009. The increase in net income is mainly due to more revenues generated.

LIQUIDITY AND CAPITAL RESOURCES.

As of June 30, 2009, the Company’s cash on hand was $87,553.

Cash provided by operations for the six months period ended June 30, 2009 was $156,444, as compared to cash used by operations of $548,110 for the six months ended June 30, 2008. The increase in cash provided by operating activities is mainly due to more revenues generated in public relations, marketing services and event marketing consulting business during six months ended June 30, 2009.

Cash used in investing activities for the six month period ended June 30, 2009 was $150,000, as compared to $600,000 for the six months ended June 30, 2008. For the six months ended June 30, 2008, the Company incurred $600,000 for the acquisition of Pebble Beach Enterprises, Inc. and for the six month ended June 30, 2009, the Company paid $150,000 to obtain a note receivable regarding the note purchase agreement to purchase the senior secured debt obligations of The Experiential Agency, Inc.

Table of Content

Cash provided by financing activities for the six month period ended June 30, 2009 was $67,175, as compared to $1,029,830 provided for the six months ended June 30, 2008. In 2008, the Company obtained $314,000 from selling convertible notes.

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

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2009, the disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

a)    We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)    There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Management’s efforts to address these deficiencies in its disclosure controls and procedures is reflected in its commitment to providing continued education and training for our Chief Financial Officer and accounting staff to ensure the level of expertise required for a public company. In addition, management has budgeted in the coming year for additional accounting staff to address internal control weaknesses associated with lack of segregation of duties.

(b) Changes in internal controls

There have been no changes to our internal control in the quarter ended June 30, 2009.

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

Reports on Form 8-K:

                    The Company filed a Form 8-K on April 8, 2009 - Item 2.01 Completion of Acquisition of Assets - announcing the acquisition of The Experiential Agency, Inc.

Table of Content

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS, INC.
(Registrant)

Date: August 18, 2009	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and
Chairman of the Board

Date: August 18, 2009	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman	August 18, 2009
of the Board

/s/James I. Ennis	James I. Ennis	CFO & Director	August 18, 2009