Form 10-Q
period 2009-09-30
CMG HOLDINGS, INC.
filed 2009-11-23
CIK 1346655

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

As of November 23, 2009, there were 42,400,000 common stock of the registrant issued and outstanding.

CMG HOLDINGS, INC.

FORM 10-Q

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

CMG HOLDINGS, INC.
 UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2009 AND 2008

 CONTENTS
 ______________________________________________________________________________________

Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (Unaudited)	4

Consolidated Statements of Operations for three months and nine months ended September 30, 2009 and 2008 (Unaudited)	5

Consolidated Statements of Cash Flows for nine months ended September 30, 2009 and 2008 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Table of Content

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$125,159	$13,934
Accounts receivable	620,303	1,050
Prepaid an other	10,366	--
Total current assets	755,828	14,984

Software licenses, net accumulated depreciation of $4,333 and $-, respectively	47,667	--
Intangible assets, net accumulated amortization of $149,167 and $-, respectively	745,831	--
Leasehold Improvements, net accumulated amortization of $59,328 and $-, respectively	711,942	--
Deposits	300,000	300,000
TOTAL ASSETS	$2,561,268	$314,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client payable	$137,817	$8,000
Accounts payable	701,477	29,320
Accrued liabilities	663,661	415,359
Short Term Debt, net of unamortized discount $16,208 and $-, respectively	233,792	--
Line of credit	163,994	108,231
Advance from related party	25,000	--
Total current liabilities	1,925,741	560,910

STOCKHOLDERS’ DEFICIT
Preferred Stock:
5,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$--	$--
Common Stock:
150,000,000 shares authorized par value $0.001 per share; 42,400,000 issued, and 33,026,518 and 31,726,518 shares outstanding respectively	33,027	31,727
Additional paid-in-capital	4,992,363	4,449,863
Shares held in reserve, 9,373,482 and 10,673,482 shares held, respectively.	9,373	10,673
Accumulated deficit	(4,399,236)	(4,738,189)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	635,527	(245,926)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,561,268	$314,984

See accompanying notes to consolidated financial statements

Table of Content

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross revenues	$933,742	$303,547	$2,991,493	$702,714
Cost of goods sold	155,160	--	609,160	--
Net revenues	778,582	303,547	2,382,333	702,714

Amortization expense	74,583	--	153,500	--
Depreciation expense	29,664	--	59,328	--
Operating expenses	684,070	405,867	2,200,708	2,937,282

Operating income (loss)	(9,735)	(102,320)	(31,203)	(2,519,418)

Other income (expense)
Bargain purchase gain	--	--	904,886	--
Gain on extinguishment of debt	19,565	--	19,565	--
Interest expense	(508,357)	(56)	(615,857)	(84,900)
Interest income	9,255	1,389	61,562	17,145

Net income (loss)	$(489,272)	$(100,987)	$338,953	$(2,302,323)

Basic and diluted income (loss) per common share	$(0.01)	$(0.00)	$0.01	$(0.10)

Basic weighted average common shares outstanding	32,638,475	28,115,690	32,033,844	22,430,854
Diluted weighted average common shares outstanding	32,638,475	28,115,690	34,892,415	22,430,854

See accompanying notes to consolidated financial statements

Table of Content

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain (Loss)	$338,953	$(2,302,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	--	1,491,778
Additional shares issued for interest expense	--	62,464
Bargain purchase gain	(904,886)	--
Gain on extinguishment of debt	(19,565)	--
Warrant expense	462,500	--
Depreciation expense	59,328	--
Amortization expense – debt discount	3,357	--
Amortization expense – intangible assets	153,500	--
Changes in:
Accounts receivable	(410,934)	(304,165)
Prepaid expense	(10,366)	17,454
Consulting Payable	--	243,750
Client Payable	129,817	266,772
Accounts payable	672,157	(109,906)
Accrued expense	397,846	--
Deferred revenue	(771,245)	--

Net cash provided by (used in) operating activities	100,462	(634,176)

CASH FROM INVESTING ACTIVITIES
Cash paid for acquisition of Pebble Beach Enterprises, Inc.	--	(600,000)
Deposit related to acquisition		(300,000)
Cash paid to acquire a bank loan	(250,000)	--
Net cash used in investing activities:	(250,000)	(900,000)

FINANCING ACTIVITIES
Advance from a related party	25,000	--
Net borrowings on line of credit	55,763	(57,069)
Contributions to capital	--	30,000
Stock for cash	80,000	137,975
Borrowing on notes payable	100,000	--
Borrowing on convertible notes	--	314,000

Net cash provided by financing activities	260,763	424,907

Net increase (decrease) in cash	111,225	(1,109,269)
Cash, beginning of period	13,934	1,213,035
CASH BALANCE AT END OF PERIOD	$125,159	$103,766
Supplemental cash flow information:
Income tax paid	$--	$--
Interest paid	--	--

Non-cash investing and financing activities:
Assets acquired after foreclosing on bank loan	$--	$1,492,000
Assets acquired after foreclosing on bank loan	$979,589	--

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

BUSINESS COMBINATION

The Company accounts for business combination in accordance with FASB ASC 805, "Business Combinations". In December 2007, the FASB issued ASC 805 which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for disclosure to enable evaluation of the nature and financial effects of the business combination.

NEW ACCOUNTING PRONONCEMENT

In May 2009, the FASB issued ASC 855, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009, and has evaluated any subsequent events through November 23, 2009. The Company has no significant subsequent events for the period from October 1, 2009 through November 23, 2009.

Table of Content

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has negative working capital as of September 30, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern.  In response to these conditions, the Company may raise capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – NOTE RECEIVABLE AND ASSET ACQUISITION

On March 6, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed a Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. The purchase price of the Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. was a total of $150,000.  CMG had also loaned XA $100,000 in March 2009 (see note 5 below) which has been accounted for as part of the purchase price.

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

The assets acquired include accounts receivable, software licenses and leasehold improvements with a fair value of $208,319, $52,000 and $771,270 respectively. The fair value of the acquired identifiable intangible assets of $894,998 is provisional pending receipt of the final valuations for those assets. The $894,998 of acquired intangible assets (customers list/company name) has a useful life of approximately 3 years. During the nine months ended September 30, 2009, the Company recorded amortization expense of $153,500.  The company incurred liabilties of $456 of accounts payable and $771,245 of deferred revenue. The Company recognized a gain of $904,886 as a result of the asset acquisition. The gain is included in other income in the Company’s statement of operations for the nine months ended September 30, 2009.  The following table summarizes the consideration paid for acquisition of the assets and the amount of the assets acquired at the acquisition date as well as the fair value at the acquisition date.

Consideration:

Cash Consideration for purchase of Bank of America note	$150,000
Cash loaned to XA (see note 5 below)	100,000

Total	$250,000

Acquisition-related costs	$--

Recognized amounts of identifiable assets acquired and liabilities assumed:

Accounts receivable	208,319
Software licenses	52,000
Leasehold improvements	771,270
Identifiable intangible assets	894,998
Accounts payable	(456)
Deferred revenue	(771,245)

Total identifiable net assets	1,154,886
Bargain purchase gain	(904,886)

Total	$250,000

Table of Content

The amounts of The Experiential Agency, Inc revenues and earnings included in the Company’s consolidated statement of operations for the nine months ended September 30, 2009, and the revenues and earnings of the combined entity had the acquisition date been January 1, 2009, or January 1, 2008, are:

	Revenues	Earnings
Supplemental pro forma from 01/01/09 – 09/30/09	$3,389,374	$(302,508)
Supplemental pro forma for 01/01/08 – 09/30/08	6,768,454	(2,188,098)

NOTE 4 – ADVANCE FROM RELATED PARTY

In March 2009, the Company received a total of $25,000 advances from one of its officer/directors. The funds were used by the Company for working capital purposes. The payable bears 0% interest, is unsecured and is due on demand.

NOTE 5 –NOTES PAYABLE

Security Agreement – JT Ventures:

On March 16, 2009, CMG issued a note payable to JT Ventures for $100,000 that was then loaned to XA from CMG.  The note was due on June 15, 2009, secured by the assets of XA and required CMG to issue 1 million CMG warrants with an exercise price of $.001 and a term of 7 years. The warrant value of $37,500 created a discount on the note payable that was to be amortized over the term of the note using the effective interest method.  CMG did not pay the principal of the note which triggered a $50,000 interest payment that was added to the principal amount of the note and an additional 400,000 warrants of CMG with the same terms as the previous 1 million warrants. The 400,000 warrants resulted in additional interest expense of $20,000. In August 2009 CMG entered into a forbearance agreement for the $150,000 and agreed to repay the amount in July 2010. CMG agreed to the following financial requirements: Cash Fees of $25,000 on August 17, 2009, October 1, 2009, January 1, 2010 and April 1, 2010.  In the event that the company fails to pay JTV a cash fee on the date that the fee is due, at its sole option JT Venture will defer the cash fee to June 30, 2010 and CMG agrees to deliver to JTV a warrant (Fee Warrant) for 500,000 shares of CMG common stock. The exercise price for the Fee Warrant shall be $0.05 per share and they expire in 7 years.  Fee Warrants shall contain a “net exercise” provision in form and substance satisfactory to JT Ventures and shall have Piggyback Registration Rights to register the common stock issued pursuant to the fee warrants as part of any registration filing by CMG Holdings, Inc. and or its successors and assignors. In addition to the cash fees to be paid to JT ventures, the company will deliver a warrant for 1 million shares of CMG common stock on August 17, 2009, October 1, 2009, January 1, 2010 and April 1, 2010. The warrants have an exercise price of $.001 and expire in 7 years. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 3.3% discount rate, (2) warrant life of 7 years, (3) expected volatility of 366%, and (4) zero expected dividends. The fair value of the warrants under the forbearance agreement was  $405,000 which has been accounted for as interest expense.

CMG determined the forbearance agreement qualified for extinguishment accounting requiring the old debt be removed from the books and the new debt be recorded at its fair value.  The fair value of the new debt was $130,435 resulting in a gain on extinguishment of $19,565.  The $100,000 in cash fees and the $405,000 in warrant fees have been accounted for as interest expense.

As of November 23, 2009, CMG did not make the August 17th cash payment or the October 1st cash payment.

NOTE 6 – EQUITY

During July 2009, 1,000,000 Shares were issued from the shares held in reserve held by CMG Acquisitions, Inc. for cash. The Company received $50,000.

During September 2009, 300,000 Shares were issued from the shares held in reserve held by CMG Acquisitions, Inc. for cash. The Company received $30,000.

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

PLAN OF OPERATION

RESULTS OF OPERATIONS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009

Gross revenues increased from $702,714 in the nine months period ending September 30, 2008 to $2,991,493 for the nine months period ending September 30, 2009. The increase in revenues is mainly due to more revenues generated in public relations, marketing services and event marketing consulting business. Also, beginning in the second quarter of 2009, after the acquisition of assets of The Experiential Agency, Inc., we started to generate and recognize revenues from this new line of business. Operating expenses decreased from $2,937,282 for the nine months ending September 30, 2008 to $2,200,708 for the same period in 2009. This was mainly due to the Company recognized significant stock-based compensation costs in 2008 and in 2009 the Company did not have any of this type of expense. The expenses for 2009 mainly incurred for marketing services, public relations, consulting services and event marketing. Net income increased from a net loss of $2,302,323 for the nine months ending September 30, 2008 to net income of $338,953 for the same period in 2009. The increase in net income is mainly due to more revenues generated and not having any stock-based compensation expense in 2009 compared to 2008.

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009

Net revenues increased from $303,547 in the three months period ending September 30, 2008 to $933,742 for the three months period ending September 30, 2009. The increase in revenues is mainly due to more revenues generated in public relations, marketing services and event marketing consulting business. Also, during the second quarter of 2009, after the acquisition of assets of The Experiential Agency, Inc., we started to generate and recognize revenues from this new line of business. Operating expenses increased from $405,867 for the three months ending September 30, 2008 to $684,070 for the same period in 2009. This was mainly due to the Company recognized expenses for marketing services, public relations, consulting services and event marketing.  Net loss increased from $100,987 for the three months ending September 30, 2008 to $489,272 for the same period in 2009. The increase in net loss is mainly due to the fees associated with the forbearance of the JT Ventures debt.

LIQUIDITY AND CAPITAL RESOURCES.

As of September 30, 2009, the Company’s cash on hand was $125,159. Cash provided by operations for the nine months period ended September 30, 2009 was $100,462, as compared to cash used by operations of $634,176 for the nine months ended September 30, 2008. The increase in cash provided by operating activities is mainly due to more revenues generated in public relations, marketing services and event marketing consulting business during nine months ended September 30, 2009. Cash used in investing activities for the nine month period ended September 30, 2009 was $250,000, as compared to $900,000 for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, the Company incurred $600,000 for the acquisition of Pebble Beach Enterprises, Inc. and for the nine month ended September 30, 2009, the Company paid $150,000 to obtain a note receivable regarding the note purchase agreement to purchase the senior secured debt obligations of The Experiential Agency, Inc and loaned The Experential Agencey, Inc. $100,000. Cash provided by financing activities for the nine month period ended September 30, 2009 was $260,763, as compared to $424,907 provided for the nine months ended September 30, 2008. In 2008, the Company obtained $314,000 from selling convertible notes.

Table of Content

.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of common stock beneficially owned on November 23, 2009, following consummation of the Reorganization by Each person who is known by us to beneficially own 5% or more of the Registrant’s common stock; Each of the Registrant’s directors and named executive officers; and All of the Registrant’s directors and executive officers as a group.

Security Ownership of CMG Holdings, Inc. as of November 23, 2009:

Title of Class	Name	Shares	Percent (1)

Common Stock	CMG Acquisitions, Inc.	14,085,789	33.22%

	Alan Morell	10,107,000	23.84%

	James J. Ennis	2,500,000	5.89%

Security Ownership of CMG Holdings Inc. directors and executive officers as of November 23, 2009:

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

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of September 30, 2009, the disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

a)    We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements. As a result, there may be a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)    There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Management’s efforts to address these deficiencies in its disclosure controls and procedures is reflected in its commitment to providing continued education and training for our Chief Financial Officer and hiring additional accounting staff to ensure the level of expertise required for a public company. In addition, management has budgeted in the coming year for additional accounting staff to address internal control weaknesses associated with lack of segregation of duties.

(b) Changes in internal controls

There have been no changes to our internal control in the quarter ended September 30, 2009.

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

None

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

The Company entered into a finder's fee agreement with LSC Capital Advisors, Inc. ("LLC") and channel sales agreement with CCI Advisors, Inc. ("CCI").   Joseph Wagner, the CEO of XA, Experiential Agency, Inc., our subsidiary, is a principal in both LSC and CCI.

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

Reports on Form 8-K:

                    The Company filed a Form 8-K on September 30, 2009 - Item 8.01 Signing of Letter of Intent with AudioEye, Inc.

Table of Content

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS, INC.
(Registrant)

Date: November 23, 2009	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and
Chairman of the Board

Date: November 23, 2009	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	Chief Executive Office and	November 23, 2009
Chairman of the Board

/s/James I. Ennis	James I. Ennis	Chief Financial Officer and Director	November 23, 2009