Form 10-K
period 2009-12-31
CMG HOLDINGS, INC.
filed 2010-04-15
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

  No Yes  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 No Yes  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes     No  ☒

As of April 15, 2010, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $2,463,133 at $0.07 price per share, based on the closing price of on the OTC Bulletin Board.  As of April 15, 2010, there were 42,400,000 common stock of the registrant issued and outstanding.

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

Our marketing and communications services for our clients is specific to their unique needs and our solutions vary from project-based activities to long-term, fully-integrated campaigns on behalf of our clients in a single region or operating globally across all major world markets. It is our intention to create a holding company to provide resources, support and ensure meet our clients’ needs. The company sets company-wide financial objectives and corporate strategy, directs collaborative inter-agency programs, establishes financial management and operational controls, guides personnel policy, conducts investor relations and initiates, manages and approves mergers and acquisitions.  In addition, we provide limited centralized functional services that offer operational efficiencies, including accounting and finance, market information retrieval and analysis, legal services, real estate expertise, travel services, recruitment aid, employee benefits and executive compensation management. To keep our Company well-positioned, we support our initiatives to expand high-growth capabilities and build its offerings in key developing markets. When appropriate, we also develop relationships with companies that are building leading-edge marketing tools that complement our operating subsidiary and the programs they are developing for clients. In addition, we look for opportunities within our Company to modernize operations through mergers, strategic alliances and the development of internal programs that encourage intra-company collaboration.

Market Strategy

We have taken several strategic steps to position us as a premier marketing and communications company servicing clients in domestic and international markets. We operate in a marketing landscape that has vastly changed over the last few years and continues to fragment as clients are presented with complex strategies to improve brand awareness and increase market share. To achieve our objectives of providing strategic solutions for our clients, we have invested in talent and have concentrated in high-growth areas to align our capabilities to meet the market demands of our clients.  In order to grow with our clients, we have accelerated our investment in professional talent, training and technology throughout our Company. Our market strategy and offerings can improve our organic revenue growth and operating income margin, with our ultimate objective to be fully competitive with our industry peer groups.  To increase our revenues and improve our operating margins, we will concentrate on controlling our staff expenses in non-revenue producing capacities, controlling real estate expenses such as office rent, reducing the complexity of our organization and divesting of underperforming business sectors. Through our wholly-owned subsidiary: XA, The Experiential Agency, Inc. an integrated experiential marketing services company, we develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline marketing programs. Our programs assist our clients effectively promote their platforms and services directly to retailers and consumers and are intended to assist in achieving maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to motivate consumers to purchase those products, and are designed to meet the needs of our clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

Sources of Revenue

Our revenues are generated through the execution of marketing and communications programs derived primarily across the sectors of event management, talent management and commercial rights as well as various media, planning and execution of other management programs. The majority of our contracts with our clients are negotiated individually and the terms of engagement with our clients and basis in which we earn fees and commissions will vary significantly. Contracts with our client are multifaceted arrangements that may include incentive compensation provisions and may include vendor credits. Our largest clients are corporations where they may arrange for our services to be provided via locally or nationally across various sectors and across multiple divisions. Similar to larger marketing communications holdings companies operating in our sector; our revenues are primarily derived from planning and executing marketing and communications programs in various operating sectors. Most of our client contracts are individually negotiated where terms of engagements and consideration in which we earn revenues vary among planning, creation, implementation and executions of marketing and communications programs specific to the sectors of talent management, event management, and commercial rights.  Several of our clients have complex contract arrangements; therefore we provide services to our clients out of our own offices as well events that we service onsite. In arranging for such services, we may enter into national or local agreements and estimates are involved in determining both amount and timing of revenue recognition under these arrangements.

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

Competition

In the competitive, highly fragmented marketing and communications industry, our company competes for business with midsize marketing firms such as Alloy Marketing, Inc., Mktg, Inc, as well as large global holding companies such as International Management Group, Interpublic Group of Companies, Inc., MDC Partners, Inc. and Omnicom. These global holding companies generally have greater resources than those available us, and such resources may enable them to aggressively compete with the Company’s marketing communications businesses. We also face competition from numerous independent agencies that operate in multiple markets and w must compete with these other companies to maintain existing client relationships and to obtain new clients and assignments. We compete at this level by providing clients with marketing strategies that are focused on increasing clients’ revenues and profits.

Industry Trends

Historically, event management and talent management have been primary service provided by global holding companies in the marketing communications industry. However, as clients aim to establish individual and enhanced relationships with their customers to more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services are consuming a growing portion of marketing dollars. This increases the demand for a broader range of marketing communications services. The mass market audience is giving way to life-style segments, social events/networks, and online/mobile communities, each segment requiring a different message and/or different, often non-traditional, channels of communication. Global marketers now seek innovative strategies, concepts and programs for new opportunities for small to mid-sized communications companies.

Clients

The Company serves clients across the marketing communication industry and may have same clients across various sectors. Marketing agreements and talent representation for our clients rarely means that the company handles marketing communications multiple brands, product lines of the client in every geographical location.  We have written contracts with many of our clients and as is customary in the industry, these contracts provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis — Executive Overview” for a further discussion of our arrangements with our clients.

Employees

As of April 13, 2010, the company and its subsidiaries have 20 employees. The personal service character of the marketing communications sector, the quality of personnel and executive management is crucially important to the company’s continuing success.

Effect of Environmental Laws

The company believes it is compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the company

Company Organization

The legal office of the Company is located at 5601 Biscayne Boulevard, Miami Florida 33137 with our corporate telephone number (305) 751-1667. The Company also has marketing sales offices located at 640 West 28th Street, New York, NY 10021, 875 North Michigan Avenue, Chicago, IL 60611 and 9070 Rita Road Tucson, AZ 85747

Available Information

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

ITEM 1A:                    RISK FACTORS

Risks Related to Our Business

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict

The global economy has experienced a significant contraction, with an unprecedented lack of consumer credit within the credit markets and the shift away from discretionary spending within the marketing, communications.  The decrease in the economic activity in the United States and in the commercial sectors in which we conduct business could adversely affect our financial condition and results of operations. Continued tightness within the credit markets, volatility, instability and economic weakness of our clients marketing budgets and decrease in discretionary consumer spending associated with our clients business spending may result in a reduction in our revenues.

Business could be adversely affected if it loses key clients and key management

The Company’s loss of one or more significant clients could materially affect results of the Company on a consolidated basis. Our Management is critically important to ongoing results of the Company because, as in any service business, success of the Company is mainly dependent upon the leadership of key executives and management. If key executives were to leave any of our operating divisions, the relationships that the Company has with its clients could be adversely affected.

Competition for clients in highly competitive industries

The Company operates in a very competitive industry characterized by numerous firms of varying sizes, with no group of firms having dominant positions in the marketplace. Competitive factors include creative expertise, executive management’s, personal relationships, quality and reliability of service and expertise in particular niche areas of the marketplace. In addition, our company’s principal asset is its people, barriers to entry are minimal, and relatively small firms may be on occasion able to take some portion of a client’s business from a larger competitor. While many of the Company’s client relationships are long-standing, clients may at times place their marketing services businesses up for competitive review from time to time, including at times when clients enter into strategic transactions. To the extent that the Company fails to maintain existing clients or attract new clients, the Company’s business, financial condition and operating results may be affected in a materially adverse manner.

Ability to generate new business from new and existing clients may be limited

To increase revenues, the Company needs to obtain additional clients, generate demand for additional services from existing clients and partner with external marketing firms to mutually service as single or multiple of clients.  The company’s ability to generate demand for its services from new clients, additional demand from existing clients partner with external marketing firms to mutually service as single or multiple of clients is subject to clients’ requirements, pre-existing vendor relationships, financial condition, strategic plans and internal resources, as well as the quality of the Company’s employees, services and reputation and the breadth of its services. To the extent the Company cannot generate new business from new and existing clients due to these limitations; it will limit the Company’s ability to grow its business and to increase its revenues.

Revenues are susceptible to declines as a result of general adverse economic developments

The marketing communications services industry is cyclical and is subject to the negative effects of economic downturns. The Company’s marketing services operations are also exposed to the risk of clients changing their business plans and/or reducing their marketing budgets. As a result, if the U.S. markets and economies continue to weaken, our businesses, financial condition and gross revenues are likely to be negatively affected may be suspect to declines from quarter to quarter or from year to year.

Benefits expected from current acquisition or prior acquisitions made in the future may not be realized

The Company’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using any available cash from operations, through incurrence of debt or bridge financing or by issuing equity, which may have a dilutive impact on its existing shareholders. At any given time the Company may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of its securities.

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

Business could be adversely affected if it loses or fails to attract key employees

Our executive management and our employees, including creative, research, media, account and their skills and relationships with clients, are among the Company’s most critically important assets. An important aspect of the Company’s competitiveness is its ability to retain key employee and executive management. The compensation for these key employees is an essential factor in attracting and retaining them and the Company may not offer a level of compensation sufficient to attract and retain these key employees. If the Company fails to hire and retain a sufficient number of these key employees, it may not be able to compete effectively.

Business exposed to the risk of client media account defaults

The Company often incurs expenses on behalf of its clients in order to secure a variety of opportunities in exchange for which it receives a fee. While the Company acts to prevent against default on payment for these services and have historically had a very low incidence of default, the Company is still exposed to the risk of significant uncollectible receivables from our clients.

Subject to regulations that could restrict its activities or negatively impact its revenues

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

The results of operations are subject to currency fluctuation risks

Although the Company’s financial results are reported in U.S. dollars, a portion of its revenues and operating costs may be denominated in currencies other than the US dollar. As a result, fluctuations in the exchange rate between the U.S. dollar and other currencies, may affect the Company’s financial results and competitive position.

Company directors and executive officers beneficially own a substantial percentage of the Company’s outstanding common stock, which gives them control over certain major decisions on which stockholders may vote, which may discourage an acquisition of the Company

In the aggregate, the directors and executive officers as a group collectively own approximately 35% of the Company’s outstanding shares. The interests of the Company’s management may differ from the interests of other stockholders and as a result, the Company’s executive management may have the ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including electing or defeating the election of directors; amending or preventing amendment of the Company’s certificate of incorporation or bylaws; effecting or preventing a merger, sale of assets or other corporate transaction; and controlling the outcome of any other matter submitted to the stockholders for vote. The Company’s management’s stock ownership may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

Outstanding Indebtedness; Security Interest and Unregistered Sales of Equity Securities

    On April 1, 2010, the Company entered into a Note Purchase Agreement with CMGO Investors, LLC, a Delaware limited liability company, providing for the sale and issuance of (i) $725,000 of its 13% Senior Secured Convertible Extendible Notes due 2011 and (ii) warrants to purchase 3,625,000 shares of the Company’s Common Stock.    The Note bears interest at a rate of 13% per annum payable quarterly.  The entire amount of the Note, together with all accrued but unpaid interest thereon, is due and payable in full on July 1, 2011; provided that, so long as there is no continuing Event of Default, the Company may in its sole discretion extend the Maturity Date for a period of three months by paying an extension fee equal to 5% of the principal amount of the outstanding Notes.  In the event of Default on the Note, the Note shall bear interest at the rate per annum equal to 18%.  The Notes rank senior in right of payment with all indebtedness of the Company, whether currently existing or issued in the future.  The Notes are secured by a security interest in all of the assets of the Company and the Company's subsidiaries pursant to a Security Agreement and Subsidiary Guarantee.    The Notes are convertible into shares of Common Stock of the Company at any time after the Maturity Date at an initial conversion price of $0.10 per share.   The warrants are exercisable for seven years at an exercise price of $0.10 per share.  The conversion price of the Notes and the exercise price of the warrants will be adjusted in connection with stock splits, dividends, mergers, reclassifications and similar transactions.

Public company compliance may make it more difficult to attract and retain officers and directors

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, the Company expects these new rules and regulations to increase compliance costs in 2009 and beyond and to make certain activities more time consuming and costly. As a public entity, the Company also expects that these new rules and regulations may make it more difficult and expensive for the Company to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for the Company to attract and retain qualified persons to serve as directors or as executive officers.

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained

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

The Company’s stock price may be volatile

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

Offers or availability for sale of a substantial number of shares of the Company’s common stock may cause the price of the Company’s common stock to decline or could affect the Company’s ability to raise additional working capital

If the Company’s current stockholders seek to sell substantial amounts of common stock in the public market either upon expiration of any required holding period under Rule 144 or pursuant to an effective registration statement, it could create a circumstance commonly referred to as “overhang,” in anticipation of which the market price of the Company’s common stock could fall substantially.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for the Company to raise additional financing in the future through sale of securities at a time and price that the Company deems acceptable.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares

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

The elimination of monetary liability against the Company’s directors, officers and employees under Nevada law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees

The Company’s certificate of incorporation does not contain any specific provisions that eliminate the liability of directors for monetary damages to the Company and the Company’s stockholders; however, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders

ITEM 1B:                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2:                       DESCRIPTION OF PROPERTY

The following properties are used in the operation of our business:

Corporate

Our principal executive office of the Company is located at 5601 Biscayne Boulevard, Miami Florida 33137 and our telephone number is (305) 751-1667.

Sales, Marketing, Public Relations

We currently lease office space on a monthly basis, at the location of 640 West 28th Street, New York, NY 10021 and 875 North Michigan Avenue, Chicago, IL 60611

ITEM 3.                        LEGAL PROCEEDINGS

There is no past, pending or to the Company’s knowledge, threatened litigation or administrative action which has or is expected by the Company’s management to have a material effect upon our Company’s business, financial condition or operations, including any litigation or action involving our Company’s officers, directors, or other key personnel.

ITEM 4:                       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATEDSTOCKHOLDERMATTERS, AND ISSUER PURCHASES OF EQUITYSECURITIES

Our common stock has been quoted on the OTC Bulletin Board since October 2007. Our symbol is “CMGO”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2009

First Quarter	0.20	0.03
Second Quarter	0.12	0.03
Third Quarter	0.15	0.04
Fourth Quarter	0.19	0.05

FISCAL YEAR ENDED DECEMBER 31, 2008

First Quarter	1.00	0.15
Second Quarter	1.00	1.00
Third Quarter	1.00	0.60
Fourth Quarter	0.60	0.11

Holders of Shares of Common Stock

The Company has authorized 150,000,000 shares of common stock with a par value of $.001 per share.  As of December 31, 2009, the Company had 42,400,000 shares of common stock issued and 38,207,626 outstanding.  As of April 15, 2010, there were approximately 155 stockholders of record of our common stock. This does not reflect shares held beneficially or those shares held in “street” name.

Dividend Policy

We did not pay cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2009, the Company has no shares of preferred stock issued and outstanding.

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

Unregistered Sales Of Equity Securities And Use Of Proceeds

  The following is information for all securities that the Company sold during the quarter ended December 31, 2009.  Information with respect to previously reported sales prior to January 1, 2009 may be found in the Company’s prior filings.  The Registrant sold a total of 3,300,000 shares of common stock for cash of $165,000 to seven individuals.

Outstanding Indebtedness; Security Interest and Unregistered Sales of Equity Securities

    On April 1, 2010, the Company entered into a Note Purchase Agreement with CMGO Investors, LLC, a Delaware limited liability company, providing for the sale and issuance of (i) $725,000 of its 13% Senior Secured Convertible Extendible Notes due 2011 and (ii) warrants to purchase 3,625,000 shares of the Company’s Common Stock.    The Note bears interest at a rate of 13% per annum payable quarterly.  The entire amount of the Note, together with all accrued but unpaid interest thereon, is due and payable in full on July 1, 2011; provided that, so long as there is no continuing Event of Default, the Company may in its sole discretion extend the Maturity Date for a period of three months by paying an extension fee equal to 5% of the principal amount of the outstanding Notes.  In the event of Default on the Note, the Note shall bear interest at the rate per annum equal to 18%.  The Notes rank senior in right of payment with all indebtedness of the Company, whether currently existing or issued in the future.  The Notes are secured by a security interest in all of the assets of the Company and the Company's subsidiaries pursuant to a Security Agreement and Subsidiary Guarantee.    The Notes are convertible into shares of Common Stock of the Company at any time after the Maturity Date at an initial conversion price of $0.10 per share.   The warrants are exercisable for seven years at an exercise price of $0.10 per share.  The conversion price of the Notes and the exercise price of the warrants will be adjusted in connection with stock splits, dividends, mergers, reclassifications and similar transactions.

ITEM 6:                       SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the  “Exchange  Act”), we are not required to provide the information required by this item.

ITEM 7:                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2009 included with this Form 10-K.  The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2009. The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

RECENT DEVELOPMENTS

Material Definitive Agreement

Effective March 6, 2009, the Company, through a wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed a Note Purchase Agreement with Bank of America to purchase senior secured debt obligations of The Experiential Agency, Inc. The purchase price of the Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. was a total of $150,000.

Effective March 6, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed a Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. The purchase price of the Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. was a total of $150,000.  The Company had also loaned XA $100,000 in March 2009 which has been accounted for as part of the purchase price.

Security Agreement with JT Ventures

Effective March 16, 2009, The Company   issued a note payable to JT Ventures, LLC for $100,000 that was then loaned to XA from The Company.  The note was due on June 15, 2009, secured by the assets of XA and required The Company   to issue 1 million  Company   warrants with an exercise price of $.001 and a term of 7 years. The warrant value of $37,500 created a discount on the note payable that was to be amortized over the term of the note using the effective interest method.  The Company   did not pay the principal of the note which triggered a $50,000 interest payment that was added to the principal amount of the note and an additional 400,000 warrants of The Company   with the same terms as the previous 1 million warrants. The 400,000 warrants resulted in additional interest expense of $20,000. In August 2009 The Company   entered into a forbearance agreement for the $150,000 and agreed to repay the amount in July 2010. The Company   agreed to the following financial requirements: Cash Fees of $25,000 on August 17, 2009, October 1, 2009, January 1, 2010 and April 1, 2010.  In the event that the company fails to pay JTV a cash fee on the date that the fee is due, at its sole option JT Venture will defer the cash fee to June 30, 2010 and The Company   agrees to deliver to JTV a warrant (Fee Warrant) for 500,000 shares of The Company  restricted common stock. The exercise price for the Fee Warrant shall be $0.05 per share and they expire in 7 years.  Fee Warrants shall contain a “net exercise” provision in form and substance satisfactory to JT Ventures and shall have Piggyback Registration Rights to register the common stock issued pursuant to the fee warrants as part of any registration filing by CMG Holdings, Inc. and or its successors and assignors. In addition to the cash fees to be paid to JT ventures, the company will deliver a warrant for 1 million shares of CMG common stock on August 17, 2009, October 1, 2009, January 1, 2010 and April 1, 2010. The warrants have an exercise price of $.001 and expire in 7 years. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 3.3% discount rate, (2) warrant life of 7 years, (3) expected volatility of 366%, and (4) zero expected dividends. The fair value of the warrants under the forbearance agreement was  $405,000 which has been accounted for as interest expense.

CMG determined the forbearance agreement qualified for extinguishment accounting requiring the old debt be removed from the books and the new debt be recorded at its fair value.  As of December 31, 2009, the fair value of the new debt was $113,990 resulting in a gain on extinguishment of $19,565.  The $75,000 in cash fees and the $143,999 in warrant fees have been accounted for as interest expense.

On December 3, 2009, The Company paid $100,000 applied to the August 17th cash payment, the October 1st cash payment, and accrued interest. The total warrants in the Participation Agreement were reduced to 2,400,000 warrants deliverable to JT Ventures, LLC from the Company.

On April 1, 2010, The Company paid $125,000 to satisfy the payoff due to JT Venture, LLC pursuant to the Participation Agreement, Forbearance Agreement and Security Agreement. As a result, executed a satisfaction of all obligations due it from The Company and its subsidiaries.

Completion of Acquisition or Disposition of Assets

Effective March 31, 2009, the Company, through a wholly owned subsidiary CMGO Events Marketing, Inc., a Nevada corporation, completed the acquisition of the assets of The Experiential Agency, Inc.

    Effective September 23, 2009, the Company entered into a letter of intent with AudioEye, Inc. of Tucson, Arizona (“AudioEye”) whereby the Company agreed to the principal terms and conditions under which the Registrant will acquire all of the outstanding capital stock of AudioEye.

Effective March 31, 2010, the Company and AudioEye executed the final Stock Purchase Agreement in connection with the Binding Letter of Intent. In accordance with the Stock Purchase Agreement, the Company paid to the Sellers the sum of Thirty Thousand Dollars ($30,000) (the “Initial Cash Payment”) and issued to the Sellers newly issued One Million Five Hundred Thousand (1,500,000) shares of the Company's common stock (the “Stock Payment”) and warrants (the “Buyer Warrants”) to purchase additional newly issued shares of the Company's common stock (the “Warrant Payment”).  The Initial Cash Payment, the Stock Payment and the Warrant Payment were each to be apportioned and issued to the individual Sellers pro rata to their ownership in the Company at closing. The Buyer Warrants are exercisable in the aggregate for up to an additional Two Hundred Fifty Thousand (250,000) newly issued shares of the Company’s common stock; at a strike price per share equal to the closing price of the Company’s common stock on the last trading day immediately preceding the Closing Date; have a term of five (5) years from the Closing Date; are exercisable immediately following the Closing; provide for cashless exercise; contain standard weighted average anti-dilution provisions.   As part of the Working Capital Funding Obligation, the Companyr provided to the Company at closing an initial working capital contribution of Four Hundred Seventy Thousand Dollars ($470,000), a portion of which was used by AudioEye to retire the long-term and current debt on its books.

        As part of the working capital funding obligation, the Company will provide to AudioEye a deferred working capital  contribution of up to Two Million Five Hundred Thousand Dollars ($2,500,000).  The Company will fund the deferred working capital contribution to Audio Eye as follows:  Six Hundred Twenty-Five Thousand Dollars ($625,000) within ninety (90) days after AudioEye achieves cumulative Contract Sales Value of Two Million Five Hundred Thousand Dollars ($2,500,000) subsequent to the Closing. Six Hundred Twenty-Five Thousand Dollars ($625,000) within ninety (90) days after AudioEye achieves cumulative Contract Sales Value of Five Million Five Hundred Thousand Dollars ($5,500,000) subsequent to the Closing. One Million Two Hundred and Fifty Thousand Dollars ($1,250,000) within ninety (90) days after AudioEye achieves a cumulative Contract Sales Value of Ten Million Dollars ($10,000,000) subsequent to the Closing. Even if the Contract Sales Value targets in the Stock Purchase Agreement are not achieved, the Company will provide to AudioEye working capital of at least Five Hundred Thousand Dollars ($500,000) on the eighteen (18) month anniversary of the Closing Date and an additional Five Hundred Thousand Dollars ($500,000) on the thirty-six (36) month anniversary of the Closing Date.  Company authorizes AudioEye to, and AudioEye may without further authorization from the Company and in the ordinary course of business, use up to Twenty-Five Percent (25%) of each deferred working capital contribution as it is received from the Company to effectuate and fund a patent infringement enforcement and licensing strategy pertaining to AudioEye’s current and future patented intellectual property.

    As part of the Purchase Price, the remainder of the Purchase Price (following payment of the Initial Cash Payment, the Stock Payment and the Warrant Payment at Closing) will consist of, and be paid to the Sellers by the Company, as follows; During the life of the patents covering AudioEye's technology, fifty percent (50%) of any cash received from income earned, settlements or judgments directly resulting from the patent strategy (whether received by the Company, AudioEye or any of the Company’s Affiliates), net of any direct costs or tax implications incurred in the pursuit of the patent strategy, which amounts the Company will pay promptly to the Sellers following receipt, with each Seller receiving a portion equal to their pro rata ownership in AudioEye at Closing; and payment to be paid in 2014 within thirty (30) days after AudioEye’s year-end 2013 financial statements are completed and audited by an independent PCAOB accounting firm and that will reflect the average Company Net Income for the years 2010, 2011, 2012, and 2013 based on the following formula:

Deferred Payment Amount = (Average Company Net Income x Multiple Determination) - All Funding Provided to the Company by the Buyer to Satisfy the Working Capital Funding Obligation

Where

AVERAGE COMPANY NET INCOME = (YR1 + YR2 + YR3 + YR4) / 4
YR1 = the Company Net Income for Year 2010
YR2 = the Company Net Income for Year 2011
YR3 = the Company Net Income for Year 2012
YR4 = the Company Net Income for Year 2013

Where

MULTIPLE DETERMINATION = (10, 11, 12, 13, 14, OR 15)
10 = Average Growth of Company Net Income of 0.00% to 10.00%
11 = Average Growth of Company Net Income of 10.01% to 15.00%
12 = Average Growth of Company Net Income of 15.01% to 20.00%
13 = Average Growth of Company Net Income of 20.01% to 25.00%
14 = Average Growth of Company Net Income of 25.01% to 30.00%
15 = Average Growth of Company Net Income of 30.01% or greater

 (With Average Growth of Company Net Income calculated over the entire YR1 to YR4 period.) For purposes of determining Company Net Income, no income from the Company derived from the Patent Strategy as set forth in Section 1.7(a) shall be included in the calculation of gross or net revenues of AudioEye or Average Growth of AudioEye Net Income. The Deferred Payment will consist of cash and newly issued common stock of the Company at a ratio of Fifty Percent (50%) cash and Fifty Percent (50%) common stock. The value assigned to each share of the Buyer’s restricted common stock to be issued as part of the Deferred Payment will equal the average close of trading price of the Company’s common stock during the sixty (60) day period immediately preceding the date the deferred payment is made to Sellers.

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

Year ended December 31, 2009 compared to the year ended December 31, 2008

Overview

We have been unprofitable in both Fiscal 2008 and Fiscal 2009, primarily as a result of set up expenses related to becoming public entity, increasing expenses and hiring of additional personnel and overhead in advance of revenue that did not materialize.

Liquidity and capital resources

As of December 31, 2009 our cash on hand was $32,968.

Revenues

The Company had revenues of $3,527,493 in our fiscal year ended December 31, 2009, as compared to $441,328 in fiscal year ended December 31, 2008. The increase in revenues is mainly due to increased revenues generated in public relations, marketing services and event marketing consulting business. Also, beginning in the second quarter of 2009, after the acquisition of assets of The Experiential Agency, Inc., the company started to generate and recognize revenues from this new line of business.

Expenses

The Company had total operating expenses of $3,489,015 in our fiscal year ended December 31, 2009, as compared to $4,111,202 in fiscal year ended December 31, 2008. The increased in operating expense are due to more This was mainly due to the Company recognized significant stock-based compensation costs in 2008 and in 2009 the Company did not have any of this type of expense. The expenses for 2009 mainly incurred for marketing services, public relations, consulting services and event marketing as well as increased salaries, rent expense, production and administrative expenses after the acquisition of assets of The Experiential Agency, Inc., where the Company started to generate expenses from this new line of business.

Loss

The Company incurred a net loss of $1,672,494, in our fiscal year ended December 31, 2009, as compared to a net loss of $3,707,762 in n fiscal year ended December 31, 2008. We have not attained profitable operations to date. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

Capital Resources

At December 31, 2009, we had assets recorded at $930,187 consisting of cash of $32,968.

Liabilities

Our liabilities at December 31, 2009 totaled $1,868,948.

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

Estimates and Assumptions

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates are made when accounting for revenue (as discussed below under “Revenue Recognition”), depreciation, amortization, bad debt reserves, income taxes and certain other contingencies. The Company is subject to risks and uncertainties that may cause actual results to vary from estimates. The Company review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.

Revenue Recognition

The Company recognizes revenues generated from clients are subject to contracts requiring the Company to provide services within specified time periods generally ranging up to twelve months. As a result, we have projects in process at various stages of completion on any given date and stages may extend from one quarter to the next quarter and from one year to the next year.

Revenue for our services is recognized when the following criteria are satisfied: evidence of an arrangement exists; price is agreed upon at a fixed or determinable agreement level; services have been performed and collection is assured.  Depending on terms of a client contract, fees for services performed can be recognized in three principal ways: individual project performances as is such in our event marketing division, monthly base retainers in our public relations, consulting or talent management division, and completed contracts were the Company work is based on success fee of the engagement and paid a percentage of the revenue generated by our clients. Depending on the terms of the client contract, revenue is derived from arrangements involving fees for services performed, commissions, performance or a combinations of each or all three. The revenues and commissions are generally earned on the date of the signing of the contract and then an invoice is distributed to the client with approvals. Our revenue is recorded as gross revenues less cost of goods sold or less pass-through expenses charged to a client because there may be various pass-through expenses, such as external production and marketing costs.

If the Company does not accurately manage our projects properly within the planned periods of time to satisfy our obligations under the contracts, then future profit margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Outside production costs consist primarily of costs to purchase media and program merchandise; costs of production; merchandise warehousing and distribution; third party contract fulfillment costs; and other costs directly related to marketing programs. Revenue recognition will not result in related billings throughout the duration of a contract due to timing differences between the contracted billing schedule and the time such revenue is recognized. In such instances, when revenue is recognized in an amount in excess of the contracted billing amount, we record such excess on our balance sheet as unbilled contracts in progress. Alternatively, on a scheduled billing date, should the billing amount exceed the amount of revenue recognized, we record such excess on our balance sheet as deferred revenue. In addition, on contracts where reimbursable costs are incurred prior to the time revenue is recognized on such contracts, we record such costs as deferred contract costs on our balance sheet. Notwithstanding this, labor costs for permanent employees are expensed as incurred.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S.GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

ITEM 8:                                                       FINANCIAL STATEMENTS

CMG HOLDINGS, INC.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2009 AND 2008

CONTENTS
[Missing Graphic Reference]

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$32,968	$13,934
Accounts receivable	207,789	1,050
Prepaid and other	18,182	--
Total current assets	258,939	14,984

Intangible assets, net accumulated amortization of $223,750 and $--, respectively	671,248	--
Deposits	--	300,000
TOTAL ASSETS	$930,187	$314,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client payable	$11,317	$8,000
Accounts payable	1,145,467	29,320
Accrued liabilities	360,328	415,359
Deferred compensation	19,600	--
Short term debt, net of unamortized discount $11,010 and $-, respectively	113,990	--
Line of credit	175,746	108,231
Advance from related parties	42,500	--

TOTAL CURRENT LIABILITIES	$1,868,948	$560,910

STOCKHOLDERS’ DEFICIT
Preferred stock:
5,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$--	$--
Common stock:
150,000,000 shares authorized par value $0.001 per share; 42,400,000 issued,; 38,207,626 and 31,726,518 shares outstanding respectively	38,208	31,727
Additional paid in capital	5,429,522	4,449,863
Shares held in reserve, 4,192,374 and 10,673,482 shares held, respectively.	4,192	10,673
Accumulated deficit	(6,410,683)	(4,738,189)

TOTAL STOCKHOLDERS’ DEFICIT	(938,761)	(245,926)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$930,187	$314,984

See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	2009	2008

Gross revenues	$3,527,493	$441,328
Cost of revenue	1,386,392	--
Net revenues	2,141,101	441,328

Amortization expense	223,750	--
Operating expenses	3,489,015	4,111,202

Operating loss	(1,571,664)	(3,669,874)

Other income (expense)
Bargain purchase gain	81,616	--
Gain on extinguishment of debt	19,565
Other Income	83,540	--
Interest expense	(285,556)	(55,061)
Interest income	5	17,173

Net loss	$(1,672,494)	$(3,707,762)

Basic and diluted loss per common share	$(0.05)	$(0.16)

Basic weighted average common shares outstanding	33,035,120	23,793,819
Diluted weighted average common shares outstanding	33,035,120	23,793,819

See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS EQUITY

					Additional		Total
	Shares Held in Reserve		Common Stock		Paid	Accumulated	Shareholders'
	Shares	Par	Shares	Par	in Capital	Deficit	Deficit

Balances, December 31, 2007	-	-	10,000,000	$10,000	$680,686	$(1,030,427)	$(339,741)

Shares held in reserve	14,674,648	14,675	-	-	(14,675)	-	-

Shares retained by Pebble Beach shareholders in Reverse Merger	-	-	3,120,000	3,120	(603,120)	-	(600,000)

Capital Contribution	-	-	-	-	30,000	-	30,000

Shares issued for salaries	-	-	7,422,222	7,422	1,105,911	-	1,113,333

Shares issued for consulting expense	-	-	1,279,630	1,280	190,665	-	191,945

Shares issued for convertible debt and interest	-	-	5,737,000	5,737	1,548,727	-	1,554,464

Shares issued for investment adjustment	-	-	166,500	16	166,334	-	166,500

Shares issued for cash	(1,119,666)	(1,120)	1,119,666	1,120	233,975	-	233,975

Shares issued for services	(2,881,500)	(2,882)	2,881,500	2,882	1,111,360	-	1,111,360

Net loss	-	-	-	-	-	(3,707,762)	(3,707,762)

Balances, December 31, 2008	10,673,482	$10,673	31,726,518	$31,727	$4,449,863	$(4,738,189)	$(245,926)

See accompanying notes to consolidated financial statements.

CMG HOLDINGS, INC
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS EQUITY (CONTINUED)

					Additional		Total
	Shares Held in Reserve		Common Stock		Paid	Accumulated	Shareholders'
	Shares	Par	Shares	Par	in Capital	Deficit	Deficit
Balances, December 31, 2008	10,673,482	$10,673	31,726,518	$31,727	$4,449,863	$(4,738,189)	$(245,926)

Shares issued for services	(3,181,108)	(3,181)	3,181,108	3,181	337,626	-	337,626

Shares issued for cash	(3,300,000)	(3,300)	3,300,000	3,300	180,000	-	180,000

Warrants expense	-	-			143,999	-	143,999

Contribution capital for accrued salary forfeited by officer	-	-	-	-	318,034	-	318,034
Net loss	-	-	-	-	-	(1,672,494)	(1,672,494)

Balances, December 31, 2009	4,192,374	$4,192	38,207,626	$38,208	$5,429,522	$(6,410,683)	$(938,761)

See accompanying notes to consolidated financial statements.

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,672,494)	$(3,707,762)
Adjustments to reconcile net loss
to net cash used in operating activities:
Stock for services	337,626	2,583,138
Amortization of intangible assets	223,750	-
Gain on extinguishment of debt	(19,565)	-
Amortization of loan discount	8,555	-
Warrant expense	143,999	-
Bargain purchase gain	(81,616)	-
Depreciation expense	-	1,159
Loss on deposit	300,000
Stock for interest expense	-	37,449
Changes in:
Accounts receivable	1,580	(1,050)
Prepaid expense	(18,182)	17,454
Consulting payable	-	24,925
Deferred revenue	(751,645)
Accrued expense	288,003
Client payable	3,317	(113,400)
Accounts payable	1,115,691	305,543

Net cash used in operating activities	(120,981)	(852,544)

CASH FROM INVESTING ACTIVITIES
Cash paid for acquisition of Pebble Beach Enterprises, Inc.	---	(600,000)
Cash paid for bank loan	(250,000)	-
Deposit related to acquisition		(300,000)

Net cash used in investing activities:	(250,000)	(900,000)

FINANCING ACTIVITIES
Advance from related parties	42,500	-
Contributions to capital	-	30,000
Stock issued for cash	180,000	233,975
Net borrowings on line of credit	67,515	(24,532)
Proceeds from issuance of debt	100,000
Borrowing on convertible notes	--	314,000

Net cash provided by financing activities	390,015	553,443

Net increase (decrease) in cash	19,034	(1,199,101)
Cash, beginning of year	13,934	1,213,035
CASH BALANCE AT END OF YEAR	$32,968	$13,934
Supplemental cash flow information:
Income tax paid	$--	$--
Interest paid		17,612
Non-Cash investing and financing:
Assets acquired after foreclosing on bank loan	331,616	-
Contribution of capital for accrued salary forfeited by officer	318,034	-
Stock issued for notes payable	-	1,492,000
Stock issued for accrued interest	-	25,015

See accompanying notes to consolidated financial statements.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:              DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Creative Management Group, Inc. was formed in Delaware on August 13, 2002 as a limited liability company named Creative Management Group, LLC. On August 7, 2007, this entity converted to a corporation and changed its legal name to Creative Management Group Inc. The company is a sports, entertainment, marketing and management company that operates around distinct vertical disciplines of talent management, including personal representation in the fields of sports, entertainment, personalities and literary; commercial rights, including marketing and sales, consulting, branding and image marketing and endorsements, licensing, sponsorships; and event management, including implementation, sponsorships, licensing and broadcast, production, syndication.

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

Effective March 6, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed a Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. The purchase price of the Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. was a total of $150,000.  See Note 3 for detail.

On March 31, 2010, the Company and AudioEye completed the final Stock Purchase Agreement under which the  Company acquired all of the outstanding capital stock of AudioEye.

Principles of Consolidation

The consolidated financial statements include the accounts of CMG Holdings, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., The Experiential Agency, Inc, CMGO Logistics, Inc. and Creative Management Group, Inc. after elimination of all significant inter-company accounts and transactions.

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

Concentrations of Risk

The company maintains its cash balances at two financial institutions where they are insured by the Federal Deposit Insurance Corporation up to $250,000 each.  At December 31, 2009, neither of these accounts were in excess of the limit. The company also maintains a money market investment account at one securities firm where the account is insured by the Securities Investor Protection Corporation up to $500,000 for the bankruptcy, etc., of the securities firm. At December 31, 2008, the account had no balance in excess of the limit.

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

Stock-based compensation

ASC 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. CMG Holdings, Inc. accounts for compensation cost for stock option plans and for share based payments to non-employees in accordance with ASC 718.

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

Basic and Diluted Net Loss per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended December 31,  2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S.GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our accompanying financial statements.

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses for the years ended December 31, 2009 and 2008. In addition, the Company has an accumulated deficit and a working capital deficit as of December 31, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, the Company has raised additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3: NOTE RECEIVABLE AND ASSET ACQUISITION

On March 6, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed a Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. The purchase price of the Note Purchase Agreement with Bank of America to purchase the senior secured debt obligations of The Experiential Agency, Inc. was a total of $150,000. CMG also loaned The Experiential Agency, Inc. $100,000 in March 2009 which has been accounted for as part of the purchase price.

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
In accordance with ASC 805, the Company determined the assets acquired constituted a business and applied purchase accounting to the assets acquired.

The assets acquired include accounts receivable with a fair value of $208,318. The fair value of the acquired identifiable intangible assets of $894,998 is provisional pending receipt of the final valuations for those assets. The $894,998 of acquired intangible assets (customers list/company name) has a useful life of approximately 3 years. During the year ended December 31, 2009, the Company recorded amortization expense of $223,750. The company incurred liabilities of $455 of accounts payable and $771,245 of deferred revenue. The Company recognized a gain of $81,616 as a result of the asset acquisition. The gain is included in other income in the Company’s statement of operations for the year ended December 31, 2009. The following table summarizes the consideration paid for acquisition of the assets and the amount of the assets acquired at the acquisition date as well as the fair value at the acquisition date.

Consideration:

Cash Consideration for purchase of Bank of America note                                                                                                                $ 150,000
Cash loaned to The Experiential Agency, Inc.                                                                                                                                         100,000
Total                                                                                                                                                                                                             $ 250,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Accounts receivable                                                                                                                                                                                  $208,319
Identifiable intangible assets                                                                                                                                                                     894,998
Accounts payable                                                                                                                                                                                             (456)
Deferred revenue                                                                                                                                                                                        (771,245)
Total identifiable net assets                                                                                                                                                                       331,616
Bargain purchase gain                                                                                                                                                                                (81,616)
Total                                                                                                                                                                                                           $ 250,000

The intangible assets consist of customer list with a life of 3 years and the amortization expense for period from date of acquisition through December 31, 2009 is $223,750.

The amounts of The Experiential Agency, Inc revenues and earnings included in the Company’s consolidated statement of operations for the year ended December 31, 2009, and the revenues and earnings of the combined entity had the acquisition date been January 1, 2009, or January 1, 2008, are:

                                      Revenues                             Earnings
Supplemental pro forma from 01/01/09 – 12/31/09                                                                                       $ 4,281,668                          $ (1,103,331)
Supplemental pro forma from 01/01/08 – 12/31/08                                                                                          7,277,463                          (3,942,469)

NOTE 4: DEPOSIT RELATED TO ACQUISITION

In May 2008, the Company entered into a letter of intent with Maya Marketing, Inc., a Connecticut Corporation, to acquire Maya and its subsidiaries. As part of this letter of intent, The Company paid $300,000 to secure a contract between Maya and another company. This has been accounted for as a deposit related to the potential acquisition of Maya. During the year ended December 31, 2009, the Company was not able to meet the funding requirement on this acquisition therefore abandoned this plan and the deposit has been written off at  yearend.

NOTE 5: NOTES PAYABLE

Security Agreement – JT Ventures:

On March 16, 2009, CMG issued a note payable to JT Ventures for $100,000 that was then loaned to The Experiential Agency, Inc. from CMG. The note was due on June 15, 2009, secured by the assets of The Experiential Agency, Inc. and required CMG to issue 1 million CMG warrants with an exercise price of $.001 and a term of 7 years. The warrant value of $37,500 created a discount on the note payable that was to be amortized over the term of the note using the effective interest method. CMG did not pay the principal of the note which triggered a $50,000 interest payment that was added to the principal amount of the note and an additional 400,000 warrants of CMG with the same terms as the previous 1 million warrants. The 400,000 warrants resulted in additional interest expense of $20,000. In August 2009 CMG entered into a forbearance agreement for the $150,000 and agreed to repay the amount in July 2010. CMG agreed to the following financial requirements: Cash Fees of $25,000 on August 17, 2009, October 1, 2009, January 1, 2010 and April 1, 2010. In the event that the company fails to pay JTV a cash fee on the date that the fee is due, at its sole option JT Venture will defer the cash fee to June 30, 2010 and CMG agrees to deliver to JTV a warrant (Fee Warrant) for 500,000 shares of CMG common stock. The exercise price for the Fee Warrant shall be $0.05 per share and they expire in 7 years. Fee Warrants shall contain a “net exercise” provision in form and substance satisfactory to JT Ventures and shall have Piggyback Registration Rights to register the common stock issued pursuant to the fee warrants as part of any registration filing by CMG Holdings, Inc. and or its successors and assignors. In addition to the cash fees to be paid to JT ventures, the company will deliver a warrant for 1 million shares of CMG common stock on August 17, 2009, October 1, 2009, January 1, 2010 and April 1, 2010. The warrants have an exercise price of $.001 and expire in 7 years. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 3.3% discount rate, (2) warrant life of 7 years, (3) expected volatility of 366%, and (4) zero expected dividends. The fair value of the warrants under the forbearance agreement was $405,000 which has been accounted for as interest expense.

CMG determined the forbearance agreement qualified for extinguishment accounting requiring the old debt be removed from the books and the new debt be recorded at its fair value. The fair value of the new debt was $130,435 resulting in a gain on extinguishment of $19,565. The $100,000 in cash fees and the $405,000 in warrant fees have been accounted for as interest expense.

On December 3, 2009, CMG paid back $100,000 of accrued interest and cash fees to JT Ventures and entered into a security agreement whereas both parties agreed to settle the total amount of CMG warrant issue to JT Ventures to be 2.4 million. Therefore the company reversed all the interest expense for the warrant that was accounted previously. The warrants issued on December 3, 2009 have an exercise price of $.01 and expire in 6.25 years. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 2.5% discount rate, (2) warrant life of 6.25 years, (3) expected volatility of 349%, and (4) zero expected dividends. The fair value of the warrants under the forbearance agreement was $143,999 which has been accounted for as interest expense.

NOTE 6: RELATED PARTY TRANSACTIONS

The company shares an office space with a law firm whose owners are the principal owners of the company. The company paid the law firm for the expenses incurred by the company.

From time to time the company borrows money from its officers. These advances from the officers bear no interest and they are due on demand. As of December 31, 2009, the Company owes $113,990 to three officers. There were no payables due to the officers at December 31, 2008.

On November 18, 2009, the company enters into a consulting agreement with the CEO wife and 600,000 of the company common stocks were issued to her as retainer.

On November 18, 2009, the company enters into a consulting agreement with the CEO son in law and 400,000 of the company common stocks were issued to her as retainer.

NOTE 7: LINE OF CREDIT

The company obtained a credit line from Smith Barney that is secured by the cash in the company’s Smith Barney money market account.  The loan balance as of December 31, 2009 and 2008 was $175,746 and $108,231, respectively.  The credit line carries an annual interest rate of the bank’s prime rate.

NOTE 8: INCOME TAX

For periods prior to August 6, 2007, the predecessor LLC was treated as a partnership for income tax purposes. As a result, income and losses were allocated to the members on their ownership and contributions. From August 6, 2007, the company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Under the liability method, the deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2009 and 2008, the company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward was approximately $3,100,000 at December 31, 2009, and will expire in the years 2027 to 2029.

At December 31, 2009 and 2008, deferred tax assets consisted of the following:

2009                                              2008
Deferred tax assets                                                                             1,085,000                                       740,000
Valuation allowance                                                                           (1,085,000)                                   (740,000)
Net deferred tax assets                                                                                    -                                                  -

NOTE 9: EQUITY

Common Stock:

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

During the year ended December 31, 2008:

-	A shareholder contributed $30,000 of cash to the Company.

-	7,422,222 shares valued at $1,113,333 were issued to officers for their services.

-	1,279,630 shares valued at $191,945 were issued for consultants for their services.

-	5,737,000 shares were issued for the conversion of outstanding notes payable principal and interest totaling $1,554,464.

-	166,500 shares valued at $166,500 were issued to five investors for an adjustment to their initial investments and accounted for as additional expense.

-	1,119,666 shares were issued from the shares held in reserve held by CMG Acquisition, Inc. for cash. The Company received $233,975.

-	2,881,500 shares were issued from the shares held in reserve held by CMG Acquisition, Inc. for services provided by third parties valued at $1,111,360.

During the year ended December 31, 2009:
-	3,300,000 shares were issued from the shares held in reserve held by CMG Acquisition, Inc. for cash. The Company received $165,000 and $15,000 are received after the year end.

-	3,181,108 shares were issued from the shares held in reserve held by CMG Acquisition, Inc. for services provided by third parties valued at $337,626.

Common Stock Warrants:

There were no warrant issuances during the year ended December 31, 2008.

During the year ended December 31, 2009, 2,400,000 warrants were issued to JT Ventures, LLC in connection with the Participation / Forbearance Agreements. See Note 5 for details and valuation on the warrants. As of December 31, 2009, these were the only warrants outstanding.

NOTE 10: COMMITMENTS AND CONTINGENCIES

The company entered into three executive employment agreements in 2010, effective January 1, 2010, end in 2016.

In 2009, the Company entered into a sublease to operate an additional office at 640 West 28th Street, New York, NY 10021, 875 North Michigan Avenue, Chicago, IL 60611 and 9070 Rita Road Tucson, AZ 85747. The company guarantees this lease. For the years ended December 31, 2009 and 2008, the company incurred rent expense of $337,762 and $17,453, respectively.

Future minimum lease payments for operating lease for the succeeding years consists of following

Year	2010	2011	2012	2013	2014
Chicago - The Experiential Agency, Inc.	146,718	152,472	77,676	-	-
New York - The Experiential Agency, Inc.	382,693	324,831	336,900	432,819	358,224
Total	529,411	477,303	414,576	432,819	358,224

NOTE 11: SUBSEQENT EVENTS

On March 31, 2010, the Company and AudioEye executed the final Stock Purchase Agreement in connection with the Binding Letter of Intent. In accordance with the Stock Purchase Agreement, the Company paid to the Sellers the sum of Thirty Thousand Dollars ($30,000) (the “Initial Cash Payment”) and issued to the Sellers newly issued One Million Five Hundred Thousand (1,500,000) shares of the Company's common stock (the “Stock Payment”) and warrants (the “Buyer Warrants”) to purchase additional newly issued shares of the Company's common stock (the “Warrant Payment”).  The Initial Cash Payment, the Stock Payment and the Warrant Payment were each to be apportioned and issued to the individual Sellers pro rata to their ownership in the Company at closing. The Buyer Warrants are exercisable in the aggregate for up to an additional Two Hundred Fifty Thousand (250,000) newly issued shares of the Company’s common stock; at a strike price per share equal to the closing price of the Company’s common stock on the last trading day immediately preceding the Closing Date; have a term of five (5) years from the Closing Date; are exercisable immediately following the Closing; provide for cashless exercise; contain standard weighted average anti-dilution provisions.   As part of the Working Capital Funding Obligation, the Companyr provided to the Company at closing an initial working capital contribution of Four Hundred Seventy Thousand Dollars ($470,000), a portion of which was used by AudioEye to retire the long-term and current debt on its books.   As part of the working capital funding obligation, the Company will provide to AudioEye a deferred working capital  contribution of up to Two Million Five Hundred Thousand Dollars ($2,500,000).  The Company will fund the deferred working capital contribution to Audio Eye as follows:  Six Hundred Twenty-Five Thousand Dollars ($625,000) within ninety (90) days after AudioEye achieves cumulative Contract Sales Value of Two Million Five Hundred Thousand Dollars ($2,500,000) subsequent to the Closing. Six Hundred Twenty-Five Thousand Dollars ($625,000) within ninety (90) days after AudioEye achieves cumulative Contract Sales Value of Five Million Five Hundred Thousand Dollars ($5,500,000) subsequent to the Closing. One Million Two Hundred and Fifty Thousand Dollars ($1,250,000) within ninety (90) days after AudioEye achieves a cumulative Contract Sales Value of Ten Million Dollars ($10,000,000) subsequent to the Closing. Even if the Contract Sales Value targets in the Stock Purchase Agreement are not achieved, the Company will provide to AudioEye working capital of at least Five Hundred Thousand Dollars ($500,000) on the eighteen (18) month anniversary of the Closing Date and an additional Five Hundred Thousand Dollars ($500,000) on the thirty-six (36) month anniversary of the Closing Date.  Company authorizes AudioEye to, and AudioEye may without further authorization from the Company and in the ordinary course of business, use up to Twenty-Five Percent (25%) of each deferred working capital contribution as it is received from the Company to effectuate and fund a patent infringement enforcement and licensing strategy pertaining to AudioEye’s current and future patented intellectual property.  As part of the Purchase Price, the remainder of the Purchase Price (following payment of the Initial Cash Payment, the Stock Payment and the Warrant Payment at Closing) will consist of, and be paid to the Sellers by the Company, as follows: During the life of the patents covering AudioEye's technology, fifty percent (50%) of any cash received from income earned, settlements or judgments directly resulting from the patent strategy (whether received by the Company, AudioEye or any of the Company’s Affiliates), net of any direct costs or tax implications incurred in the pursuit of the patent strategy, which amounts the Company will pay promptly to the Sellers following receipt, with each Seller receiving a portion equal to their pro rata ownership in AudioEye at Closing; and payment to be paid in 2014 within thirty (30) days after AudioEye’s year-end 2013 financial statements are completed and audited by an independent PCAOB accounting firm and that will reflect the average Company Net Income for the years 2010, 2011, 2012, and 2013 based on a formula.

On April 1, 2010, the Company entered into a Note Purchase Agreement with CMGO Investors, LLC, a Delaware limited liability company, providing for the sale and issuance of (i) $725,000 of its 13% Senior Secured Convertible Extendible Notes due 2011 and (ii) warrants to purchase 3,625,000 shares of the Company’s Common Stock.    The Note bears interest at a rate of 13% per annum payable quarterly.  The entire amount of the Note, together with all accrued but unpaid interest thereon, is due and payable in full on July 1, 2011; provided that, so long as there is no continuing Event of Default, the Company may in its sole discretion extend the Maturity Date for a period of three months by paying an extension fee equal to 5% of the principal amount of the outstanding Notes.    In the event of Default on the Note, the Note shall bear interest at the rate per annum equal to 18%.  The Notes rank senior in right of payment with all indebtedness of the Company, whether currently existing or issued in the future.  The Notes are secured by a security interest in all of the assets of the Company and the Company's subsidiaries pursuant to a Security Agreement and Subsidiary Guarantee.    The Notes are convertible into shares of Common Stock of the Company at any time after the Maturity Date at an initial conversion price of $0.10 per share.    The warrants are exercisable for seven years at an exercise price of $0.10 per share.  The conversion price of the Notes and the exercise price of the warrants will be adjusted in connection with stock splits, dividends, mergers, reclassifications and similar transactions.  In addition, if at any time the closing market price of the Common Stock is less than the conversion price or exercise price for a period of 90 consecutive trading days, then the conversion price or exercise price in effect shall be reduced to the closing market price of the Common Stock on such 90th trading day; provided that in no event shall the conversion price or exercise price be reduced to less than $0.07 per share pursuant to this provision.  The investors also received certain registration rights pursuant to a Registration Rights Agreement.  In connection with this transaction, the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 942,500 shares of Common Stock. The sale of securities discussed above was made solely to accredited investors and was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On April 1, 2010, the Company paid $125,000 to satisfy the payoff due to JT Venture, LLC pursuant to the Participation Agreement, Forbearance Agreement and Security Agreement. As a result, executed a satisfaction of all obligations due it from the Company and its subsidiaries.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None

ITEM 9A.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its evaluation as of December 31, 2009, our management concluded that our internal controls over financial reporting were  not effective as of December 31, 2009 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. In the preparation of financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of our Company are set forth below. The directors held office for their respective term and until their successors were duly elected and qualified. the officers serve at the will of the Board of Directors.

Name	Age	With Company Since	Director/Position
Alan Morell	63	01/2008	CEO, Chairman of the Board, Director

James Ennis	41	01/2008	Chief Financial Officer, Director

Michael Vandetty	54	01/2008	Chief Legal Counsel, Director

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation for our executive officers is determined by our board of directors where our philosophy is to provide a compensation package that attracts and retains executive talent. The Executive Officers have deferred salary through December 31, 2010 based on working capital needs of the Company. The Company and Executive Officers have also agreed that the Executives will defer salary up to 75% of annual base compensation based on the working capital needs of the Company.  The Parties acknowledge and agree that the Executive will be paid 100% of annual base compensation based on the working capital needs of the Company and as soon as the Company has sufficient working capital to do so. We strive to provide our named executive officers, who are the officers listed in the summary compensation table, with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.  Although the principal method of providing compensation to our executive officers is a salary, we intend to adopt a stock option plan for all employees, which permit the grant of stock options, stock grants and other forms of equity-based compensation.  Our executive officers are eligible for grants pursuant to the plan. Although the principal compensation of our executive officers will be salary, we may provide officers with equity-based incentives.  The base salary level and the nature and amount of equity-based incentives is established and reviewed by the compensation committee based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. In determining base salary, we give consideration to persons holding similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities. As of December 31, 2009, no other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

EXECUTIVE AGREEMENTS

The Company has entered into an employment contract with Alan Morell, CEO, James Ennis, CFO and Michael Vandetty, Chief General Counsel effective January 1, 2010.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 15, 2010, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

   SECURITY OWNERSHIP OF BENEFICIAL OWNERS:

None

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	10,667,000	25.16%

Common Stock	James J. Ennis	3,500,000	8.25%

Common Stock	Michael Vandetty	1,000,000	2.36%

All Directors and Executive Officers as a group (6 persons)		15,167,000	33.41%

These tables are based upon 42,400,000 shares outstanding as of April 15, 2010 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $300,000. Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2009 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. (i) Audit Fees

FIRM	FISCAL YEAR 2009	FISCAL YEAR 2008
MaloneBailey – audit and audit related	$75,000	$55,000

PART IV
ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

1.    Financial Statements

2.    Financial Statement Schedules

3.    Exhibits

Exhibit No.	Description

10.1	Executive Agreement with CEO

10.2	Executive Agreement with COO

10.3	Executive Agreement with General Counsel

10.4	Stock Purchase Agreement AudioEye

10.5	Note Purchase Agreement

10.6	Promissory Note Agreement

10.7	Warrant Agreement CMGO Investors

10.8	Warrant Agreement Intermerchant Agreement

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

4.    Reports on Form 8-K:
    None

SIGNATURE

CMG HOLDINGS, INC.
(Registrant)

Date: April 15, 2010	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer
(Duly Authorized Officer)

Date: April 15, 2010	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer
(Principal Financial
and Accounting Officer)