Form 10-K/A
period 2009-12-31
CMG HOLDINGS, INC.
filed 2010-04-28
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

 No Yes  ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

                     Documents Incorporated by Reference:  None

CMG HOLDINGS, INC.
FORM 10-K

TABLE OF CONTENTS

Part I

ITEM 1.	Business	3
ITEM 1A.	Risk Factors	7
ITEM 1B.	Unresolved Staff Comments	11
ITEM 2.	Properties	11
ITEM 3.	Legal Proceedings	11
ITEM 4.	Submissions of Matters to a Vote of Security Holders	12

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters	12
	and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data	13
ITEM 7.	Management’s Discussion and Analysis of Financial Condition	14
	and Results of Operations
ITEM 8.	Financial Statements and Supplementary Data	21
ITEM 9.	Change in and Disagreements with Accountants on Accounting	35
	and Financial Disclosure
ITEM 9A.	Controls and Procedures	35
ITEM 9B.	Other Information	36

Part III

ITEM 10.	Directors, Executive Officers, and Corporate Governance	36
ITEM 11.	Executive Compensation	36
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	37
	and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	38
ITEM 14.	Principal Accountant Fees and Services	38

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules	39
	Signature	39

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Form 10-K, filed by CMG Holdings, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on April 15, 2010 (the “Original Filing”), is being filed to reflect revisions to Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Controls and Procedures, and Exhibits.

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

The legal office of the Company is located at 5601 Biscayne Boulevard, Miami Florida 33137 with our corporate telephone number (305) 751-1667. The Company also has marketing sales offices located at 640 West 28 th  Street, New York, NY 10021, 875 North Michigan Avenue, Chicago, IL 60611 and 9070 Rita Road Tucson, AZ 85747

Available Information

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

Security Agreement with JT Ventures

    Effective March 16, 2009, The Company   issued a note payable to JT Ventures, LLC (“JTV”) for $100,000 that was then loaned to XA from The Company.  The note was due on June 15, 2009, secured by the assets of XA and required The Company   to issue 1 million  Company   warrants with an exercise price of $.001 and a term of 7 years. The warrant value of $37,500 created a discount on the note payable that was to be amortized over the term of the note using the effective interest method.  The Company   did not pay the principal of the note which triggered a $50,000 interest payment that was added to the principal amount of the note and an additional 400,000 warrants of The Company with the same terms as the previous 1 million warrants. The 400,000 warrants resulted in additional interest expense of $20,000. In August 2009 The Company entered into a forbearance agreement for the $150,000 and agreed to repay the amount in July 2010. The Company   agreed to the following financial requirements: Cash Fees of $25,000 on August 17, 2009, October 1, 2009, January 1, 2010 and April 1, 2010.  In the event that the company fails to pay JTV a cash fee on the date that the fee is due, at its sole option JT Venture will defer the cash fee to June 30, 2010 and The Company   agrees to deliver to JTV a warrant (Fee Warrant) for 500,000 shares of The Company  restricted common stock. The exercise price for the Fee Warrant shall be $0.05 per share and they expire in 7 years.  Fee Warrants shall contain a “net exercise” provision in form and substance satisfactory to JT Ventures and shall have Piggyback Registration Rights to register the common stock issued pursuant to the fee warrants as part of any registration filing by CMG Holdings, Inc. and or its successors and assignors. In addition to the cash fees to be paid to JT ventures, the company will deliver a warrant for 1 million shares of CMG common stock on August 17, 2009, October 1, 2009, January 1, 2010 and April 1, 2010. The warrants have an exercise price of $.001 and expire in 7 years.

         CMG determined the forbearance agreement qualified for extinguishment accounting requiring the old debt be removed from the books and the new debt to be recorded at its fair value.  As of December 31, 2009, the fair value of the new debt was $113,990 resulting in a gain on extinguishment of $19,565.  The $75,000 in cash fees and the $143,999 in warrant fees have been accounted for as interest expense.

         On December 3, 2009, the Company paid $100,000, of which $50,000 were applied to the cash fees due on August 17th and October 1st and the balance of $50,000 to, accrued interest. The total warrants in the Participation Agreement were reduced to 2,400,000 warrants and were issued to JTV on the same date.

     On April 1, 2010, the Company paid $125,000 to fully satisfy the outstanding note payable of $100,000 and the cash fee due on January 1, 2010 to JTV pursuant to the Participation Agreement, Forbearance Agreement and Security Agreement. Since full payment was made prior to April 1, 2010, the cash fee due on such date was waived.
Completion of Acquisition or Disposition of Assets

Effective April 1, 2009, the Company, through a wholly owned subsidiary CMGO Events Marketing, Inc., a Nevada corporation, completed the acquisition of the assets of The Experiential Agency, Inc.

           Effective September 23, 2009, the Company entered into a letter of intent with AudioEye, Inc. of Tucson, Arizona (“AudioEye”) whereby the Company agreed to the principal terms and conditions under which the Registrant will acquire all of the outstanding capital stock of AudioEye.

          Effective March 31, 2010, the Company and AudioEye executed the final Stock Purchase Agreement in connection with the Binding Letter of Intent. In accordance with the Stock Purchase Agreement, the Company paid to the Sellers the sum of Thirty Thousand Dollars ($30,000) (the “Initial Cash Payment”) and issued to the Sellers newly issued One Million Five Hundred Thousand (1,500,000) shares of the Company's common stock (the “Stock Payment”) and warrants (the “Buyer Warrants”) to purchase additional newly issued shares of the Company's common stock (the “Warrant Payment”).  The Initial Cash Payment, the Stock Payment and the Warrant Payment were each to be apportioned and issued to the individual Sellers pro rata to their ownership in the Company at closing. The Buyer Warrants are exercisable in the aggregate for up to an additional Two Hundred Fifty Thousand (250,000) newly issued shares of the Company’s common stock; at a strike price per share equal to the closing price of the Company’s common stock on the last trading day immediately preceding the Closing Date; have a term of five (5) years from the Closing Date; are exercisable immediately following the Closing; provide for cashless exercise; contain standard weighted average anti-dilution provisions.   As part of the Working Capital Funding Obligation, the Company provided to the Company at closing an initial working capital contribution of Four Hundred Seventy Thousand Dollars ($470,000), a portion of which was used by AudioEye to retire the long-term and current debt on its books.

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

Capital Resources

At December 31, 2009, we had assets recorded at $930,187 primarily consisting of cash of $32,968 and intangible assets of $671,248.

Liabilities

Our liabilities at December 31, 2009 totaled $1,868,948.

Critical Accounting Policies and Estimates

For all periods following closing under the Reorganization Agreement, the Company intends to prepare consolidated financial statements of the Company and its subsidiaries, which will be prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the financial statements the Company will be required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company will evaluate its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. The Company intends to base its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions. In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” the Registrant identified the most critical accounting principles upon which its financial status depends. The Registrant determined that those critical accounting principles are related to the use of estimates, revenue recognition, income tax and impairment of intangibles and other long-lived assets. The Company presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Estimates and Assumptions

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates are made when accounting for revenue (as discussed below under “Revenue Recognition”), depreciation, amortization, bad debt reserves, income taxes and certain other contingencies. The Company is subject to risks and uncertainties that may cause actual results to vary from estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effects of any adjustments when necessary.

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
FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CMG Holdings, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of CMG Holdings, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMG Holdings, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 28, 2010

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$32,968	$13,934
Accounts receivable	207,789	1,050
Prepaid and other	18,182	--
Total current assets	258,939	14,984

Intangible assets, net of accumulated amortization of $223,750 and $--, respectively	671,248	--
Deposits	--	300,000
TOTAL ASSETS	$930,187	$314,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client payable	$11,317	$8,000
Accounts payable	1,145,467	29,320
Accrued liabilities	360,328	415,359
Deferred compensation	19,600	--
Short term debt, net of unamortized discount of $11,010 and $-, respectively	113,990	--
Line of credit	175,746	108,231
Advances from related parties	42,500	--

TOTAL CURRENT LIABILITIES	$1,868,948	$560,910

STOCKHOLDERS’ DEFICIT
Preferred stock:
5,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$--	$--
Common stock:
150,000,000 shares authorized par value $0.001 per share; 42,400,000 issued,; 38,207,626 and 31,726,518 shares outstanding respectively	38,208	31,727
Additional paid in capital	5,429,522	4,449,863
Treasury Stock, 4,192,374 and 10,673,482 shares held, respectively.	4,192	10,673
Accumulated deficit	(6,410,683)	(4,738,189)

TOTAL STOCKHOLDERS’ DEFICIT	(938,761)	(245,926)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$930,187	$314,984

See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Gross revenues	$3,527,493	$441,328
Cost of revenue	1,386,392	--
Gross margin	2,141,101	441,328

Amortization expense	223,750	--
Operating expenses	3,489,015	4,111,202

Operating loss	(1,571,664)	(3,669,874)

Other income (expense)
Bargain purchase gain	81,616	--
Gain on extinguishment of debt	19,565
Other Income	83,540	--
Interest expense	(285,556)	(55,061)
Interest income	5	17,173

Net loss	$(1,672,494)	$(3,707,762)

Basic and diluted loss per common share	$(0.05)	$(0.16)

Basic weighted average common shares outstanding	33,035,120	23,793,819
Diluted weighted average common shares outstanding	33,035,120	23,793,819

See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS EQUITY

					Additional		Total
	Treasury Stock		Common Stock		Paid	Accumulated	Shareholders'
	Shares	Par	Shares	Par	in Capital	Deficit	Deficit

Balances, December 31, 2007	-	-	10,000,000	$10,000	$680,686	$(1,030,427)	$(339,741)

Shares held in reserve	14,674,648	14,675	-	-	(14,675)	-	-

Shares retained by Pebble Beach shareholders in Reverse Merger	-	-	3,120,000	3,120	(603,120)	-	(600,000)

Capital Contribution	-	-	-	-	30,000	-	30,000

Shares issued for salaries	-	-	7,422,222	7,422	1,105,911	-	1,113,333

Shares issued for consulting expense	-	-	1,279,630	1,280	190,665	-	191,945

Shares issued for convertible debt and interest	-	-	5,737,000	5,737	1,548,727	-	1,554,464

Shares issued for investment adjustment	-	-	166,500	16	166,334	-	166,500

Shares issued for cash	(1,119,666)	(1,120)	1,119,666	1,120	233,975	-	233,975

Shares issued for services	(2,881,500)	(2,882)	2,881,500	2,882	1,111,360	-	1,111,360

Net loss	-	-	-	-	-	(3,707,762)	(3,707,762)

Balances, December 31, 2008	10,673,482	$10,673	31,726,518	$31,727	$4,449,863	$(4,738,189)	$(245,926)

See accompanying notes to consolidated financial statements.

CMG HOLDINGS, INC
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS EQUITY (CONTINUED)

					Additional		Total
	Treasury Stock		Common Stock		Paid	Accumulated	Shareholders'
	Shares	Par	Shares	Par	in Capital	Deficit	Deficit
Balances, December 31, 2008	10,673,482	$10,673	31,726,518	$31,727	$4,449,863	$(4,738,189)	$(245,926)

Shares issued for services	(3,181,108)	(3,181)	3,181,108	3,181	337,626	-	337,626

Shares issued for cash	(3,300,000)	(3,300)	3,300,000	3,300	180,000	-	180,000

Warrants expense	-	-			143,999	-	143,999

Contribution capital for accrued salary forfeited by officers	-	-	-	-	318,034	-	318,034
Net loss	-	-	-	-	-	(1,672,494)	(1,672,494)

Balances, December 31, 2009	4,192,374	$4,192	38,207,626	$38,208	$5,429,522	$(6,410,683)	$(938,761)

See accompanying notes to consolidated financial statements.

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,672,494)	$(3,707,762)
Adjustments to reconcile net loss
to net cash used in operating activities:
Stock for services	337,626	2,583,138
Amortization of intangible assets	223,750	-
Gain on extinguishment of debt	(19,565)	-
Amortization of loan discount	8,555	-
Warrant expense	143,999	-
Bargain purchase gain	(81,616)	-
Depreciation expense	-	1,159
Loss on write off of deposit	300,000	-
Stock for interest expense	-	37,449
Changes in:
Accounts receivable	1,580	(1,050)
Prepaid expense	(18,182)	17,454
Consulting payable	-	24,925
Deferred revenue	(751,645)	-
Accrued expense	288,003	-
Client payable	3,317	(113,400)
Accounts payable	1,115,691	305,543

Net cash used in operating activities	(120,981)	(852,544)

CASH FROM INVESTING ACTIVITIES
Cash paid for acquisition of Pebble Beach Enterprises, Inc.	---	(600,000)
Cash paid for acquisition of assets of the Experiantial Agency, Inc.	(250,000)	-
Deposit related to acquisition	-	(300,000)

Net cash used in investing activities:	(250,000)	(900,000)

FINANCING ACTIVITIES
Advances from related parties	42,500	-
Contributions to capital	-	30,000
Stock issued for cash	180,000	233,975
Net borrowings on line of credit	67,515	(24,532)
Proceeds from issuance of debt	100,000	-
Borrowing on convertible notes	--	314,000

Net cash provided by financing activities	390,015	553,443

Net increase (decrease) in cash	19,034	(1,199,101)
Cash, beginning of year	13,934	1,213,035
CASH BALANCE AT END OF YEAR	$32,968	$13,934
Supplemental cash flow information:
Income tax paid	$--	$--
Interest paid	141,557	17,612
Non-Cash investing and financing:
Acquisition of assets of the Experiantial Agency, Inc.	331,616	-
Contribution of capital for accrued salary forfeited by officer	318,034	-
Stock issued for notes payable	-	1,492,000
Stock issued for accrued interest	-	25,015

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

On April 1, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed the acquisition of The Experiential Agency, Inc. See Note 3 for details.

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

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:              DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Risk

The company maintains its cash balances at two financial institutions where they are insured by the Federal Deposit Insurance Corporation up to $250,000 each.  At December 31, 2009, neither of these accounts was in excess of the limit. The company also maintains a money market investment account at one securities firm where the account is insured by the Securities Investor Protection Corporation up to $500,000 for the bankruptcy, etc., of the securities firm. At December 31, 2008, the account had no balance in excess of the limit.

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

Stock-based compensation

ASC 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. CMG Holdings, Inc. accounts for compensation cost for stock option plans and for share based payments to non-employees in accordance with ASC 718.  Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Cash and Cash Equivalents

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

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:              DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: NOTE RECEIVABLE AND ASSET ACQUISITION (Continued)

The assets acquired include accounts receivable with a fair value of $208,318and identifiable intangible assets  pertaining to customer lists valued at $894,998. The Company incurred liabilities of $455 of accounts payable and $771,245 of deferred revenue. The Company recognized a gain of $81,616 as a result of the asset acquisition. The gain is included in other income in the Company’s consolidated statement of operations for the year ended December 31, 2009. The following table summarizes the consideration paid for acquisition of the assets and the amount of the assets acquired at the acquisition date as well as the fair value at the acquisition date.

Consideration:

Cash consideration for purchase of Bank of America note                                                                                                                $ 150,000
Cash loaned to The Experiential Agency, Inc.                                                                                                                                         100,000
Total                                                                                                                                                                                                            $ 250,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Accounts receivable                                                                                                                                                                                  $208,319
Customer lists                                                                                                                                                                                               894,998
Accounts payable                                                                                                                                                                                             (456)
Deferred revenue                                                                                                                                                                                        (771,245)
Total identifiable net assets                                                                                                                                                                       331,616
Bargain purchase gain                                                                                                                                                                                 (81,616)
Total                                                                                                                                                                                                            $ 250,000

The intangible asset pertaining to customer lists is amortized over its estimated useful of 3 years.   Amortization expense for the period from date of acquisition through December 31, 2009 is $223,750.

The amounts of The Experiential Agency, Inc revenues and earnings included in the Company’s consolidated statement of operations for the year ended December 31, 2009, and the revenues and earnings of the combined entity had the acquisition date been January 1, 2009, or January 1, 2008, are:

                                                        Revenues                             Net Loss                    EPS
Supplemental pro forma information from 01/01/09 – 12/31/09                                                                                   $ 4,281,668                         $ (1,103,331)                $(0.03)
Supplemental pro forma information from 01/01/08 – 12/31/08                                                                                      7,277,463                            (3,942,469)                $(0.17)

NOTE 4: DEPOSIT RELATED TO ACQUISITION

In May 2008, the Company entered into a letter of intent with Maya Marketing, Inc., a Connecticut Corporation, to acquire Maya and its subsidiaries. As part of this letter of intent, The Company paid $300,000 to secure a contract between Maya and another company. This has been accounted for as a deposit related to the potential acquisition of Maya. During the year ended December 31, 2009, the Company was not able to meet the funding requirement on this acquisition therefore abandoned this plan and the deposit has been written off at  yearend and is included in operating expenses.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CMG determined the forbearance agreement qualified for extinguishment accounting requiring the old debt be removed from the books and the new debt be recorded at its fair value. The fair value of the new debt was $130,435 resulting in a gain on extinguishment of $19,565. The $100,000 in cash fees was accounted for as interest expense.

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

The above loan was fully paid on April 1, 2010.

NOTE 6: RELATED PARTY TRANSACTIONS

The company shares an office space with a law firm whose owners are the principal owners of the company. The company paid the law firm for the related expenses incurred by the company.

From time to time the company borrows money from its officers. These advances from the officers bear no interest and they are due on demand. As of December 31, 2009, the Company owes $42,500 to three officers. There were no payables due to the officers at December 31, 2008.

On November 18, 2009, the Company entered into a consulting agreement with the wife of the CEO and issued 600,000 common shares valued at $54,000 as fee payment.

On November 18, 2009, the Company entered into a consulting agreement with the CEO’s son in law and issued 400,000 common shares valued at $36,000 as fee payment.

NOTE 7: LINE OF CREDIT

The company obtained a credit line from Smith Barney that is secured by the company’s Smith Barney money market account.  The loan balance as of December 31, 2009 and 2008 was $175,746 and $108,231, respectively.  The credit line carries an annual interest rate equivalent to the bank’s prime rate.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: INCOME TAX

The Company accounts for income taxes using the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Under the liability method, the deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward was approximately $3,100,000 at December 31, 2009, and will begin to expire in 2027.

At December 31, 2009 and 2008, deferred tax assets consisted of the following:

2009                                              2008
Deferred tax assets due to net operating loss carryforward                     1,070,000                                       740,000
Valuation allowance                                                                                       (1,070,000)                                    (740,000)
Net deferred tax assets                                                                                                 -                                                  -

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

During the year ended December 31, 2008:

-	A shareholder contributed $30,000 of cash to the Company.

-	7,422,222 shares valued at $1,113,333 were issued to officers for their services.

-	1,279,630 shares valued at $191,945 were issued for consultants for their services.

-	5,737,000 shares were issued for the conversion of outstanding notes payable principal and interest totaling $1,554,464.

-	166,500 shares valued at $166,500 were issued to five investors for an adjustment to their initial investments and accounted for as additional expense.

-	1,119,666 shares were issued from the shares held in reserve held by CMG Acquisition, Inc. for cash. The Company received $233,975.

-	2,881,500 shares were issued from the shares held in reserve held by CMG Acquisition, Inc. for services provided by third parties valued at $1,111,360.

During the year ended December 31, 2009:
-	3,300,000 shares were issued from the shares held in reserve held by CMG Acquisition, Inc. for cash amounting to $180,000.

-	3,181,108 shares were issued from the shares held in reserve held by CMG Acquisition, Inc. for services provided by third parties valued at $337,626.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: EQUITY (Continued)

Common Stock Warrants:

There were no warrant issuances during the year ended December 31, 2008.

During the year ended December 31, 2009, 2,400,000 warrants were issued to JT Ventures, LLC in connection with the Participation / Forbearance Agreements. See Note 5 for details and valuation of the warrants. As of December 31, 2009, these were the only warrants outstanding.

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

Future minimum lease payments for the above leases are as follows:

2010 2011 2012 2013 2014 Thereafter	$ 529,411 477,303 414,581 347,789 358,223 462,216
$2,589,523

NOTE 11: SUBSEQUENT EVENTS

On January 25, 2010, the Company issued 350,000 shares of common stock as a placement agent fee as partial compensation for fundraising activities.

On March 31, 2010, the Company and AudioEye executed the final Stock Purchase Agreement in connection with the Binding Letter of Intent. In accordance with the Stock Purchase Agreement, the Company paid to the Sellers the sum of Thirty Thousand Dollars ($30,000) (the “Initial Cash Payment”) and issued to the Sellers newly issued One Million Five Hundred Thousand (1,500,000) shares of the Company's common stock (the “Stock Payment”) and warrants (the “Buyer Warrants”) to purchase additional newly issued shares of the Company's common stock (the “Warrant Payment”).  The Initial Cash Payment, the Stock Payment and the Warrant Payment were each to be apportioned and issued to the individual Sellers pro rata to their ownership in the Company at closing. The Buyer Warrants are exercisable in the aggregate for up to an additional Two Hundred Fifty Thousand (250,000) newly issued shares of the Company’s common stock; at a strike price per share equal to the closing price of the Company’s common stock on the last trading day immediately preceding the Closing Date; have a term of five (5) years from the Closing Date; are exercisable immediately following the Closing; provide for cashless exercise; contain standard weighted average anti-dilution provisions.   As part of the Working Capital Funding Obligation, the Company provided to AudioEye at closing an initial working capital contribution of Four Hundred Seventy Thousand Dollars ($470,000), a portion of which was used by AudioEye to retire the long-term and current debt on its books.   As part of the working capital funding obligation, the Company will provide to AudioEye a deferred working capital  contribution of up to Two Million Five Hundred Thousand Dollars ($2,500,000).  The Company will fund the deferred working capital contribution to Audio Eye as follows:  Six Hundred Twenty-Five Thousand Dollars ($625,000) within ninety (90) days after AudioEye achieves cumulative Contract Sales Value of Two Million Five Hundred Thousand Dollars ($2,500,000) subsequent to the Closing. Six Hundred Twenty-Five Thousand Dollars ($625,000) within ninety (90) days after AudioEye achieves cumulative Contract Sales Value of Five Million Five Hundred Thousand Dollars ($5,500,000) subsequent to the Closing. One Million Two Hundred and Fifty Thousand Dollars ($1,250,000) within ninety (90) days after AudioEye achieves a cumulative Contract Sales Value of Ten Million Dollars ($10,000,000) subsequent to the Closing. Even if the Contract Sales Value targets in the Stock Purchase Agreement are not achieved, the Company will provide to AudioEye working capital of at least Five Hundred Thousand Dollars ($500,000) on the eighteen (18) month anniversary of the Closing Date and an additional Five Hundred Thousand Dollars ($500,000) on the thirty-six (36) month anniversary of the Closing Date.  Company authorizes AudioEye to, and AudioEye may without further authorization from the Company and in the ordinary course of business, use up to Twenty-Five Percent (25%) of each deferred working capital contribution as it is received from the Company to effectuate and fund a patent infringement enforcement and licensing strategy pertaining to AudioEye’s current and future patented intellectual property.  As part of the Purchase Price, the remainder of the Purchase Price (following payment of the Initial Cash Payment, the Stock Payment and the Warrant Payment at Closing) will consist of, and be paid to the Sellers by the Company, as follows: During the life of the patents covering AudioEye's technology, fifty percent (50%) of any cash received from income earned, settlements or judgments directly resulting from the patent strategy (whether received by the Company, AudioEye or any of the Company’s Affiliates), net of any direct costs or tax implications incurred in the pursuit of the patent strategy, which amounts the Company will pay promptly to the Sellers following receipt, with each Seller receiving a portion equal to their pro rata ownership in AudioEye at Closing; and payment to be paid in 2014 within thirty (30) days after AudioEye’s year-end 2013 financial statements are completed and audited by an independent PCAOB accounting firm and that will reflect the average Company Net Income for the years 2010, 2011, 2012, and 2013 based on a formula.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: SUBSEQENT EVENTS (Continued)

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

The Company has evaluated all subsequent events through April 28, 2010 and has determined that there were no other subsequent events to be recognized or disclosed in these financial statements.

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

FIRM	FISCAL YEAR 2009	FISCAL YEAR 2008
MaloneBailey – audit and audit related	$100,000	$55,000

PART IV
ITEM 15.        EXHIBITS AND REPORTS ON FORM 8-K

1.    Financial Statements

2.    Financial Statement Schedules

3.    Exhibits

Exhibit No.	Description

10.1	Amended Executive Agreement with CEO

10.2	Amended Executive Agreement with COO

10.3	Amended Executive Agreement with General Counsel

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

4.    Reports on Form 8-K:
    None

SIGNATURE

CMG HOLDINGS, INC.
(Registrant)

Date: April 28, 2010	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer
(Duly Authorized Officer)

Date: April 28, 2010	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer
(Principal Financial
and Accounting Officer)