Form 10-Q
period 2010-03-31
CMG HOLDINGS, INC.
filed 2010-05-21
CIK 1346655

QUARTELY REPORT MARCH 31, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

As of May 21, 2010, there were 42,400,000 common stock of the registrant issued and 40,057,626 shares outstanding.

CMG HOLDINGS, INC.
 FORM 10-Q
TABLE OF CONTENTS

Item #	Description	Page Numbers

	PART I	3

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4	CONTROLS AND PROCEDURES	11

	PART II

ITEM 1	LEGAL PROCEEDINGS	12

ITEM 1A	RISK FACTORS	12

ITEM	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

ITEM 5	OTHER INFORMATION	12

ITEM 6	EXHIBITS	13

	SIGNATURES	14

EXHIBIT 10.1	AMENDED EXECUTIVE AGREEMENT WITH CEO

EXHIBIT 10.2	AMENDED EXECUTIVE AGREEMENT WITH COO

EXHIBIT 10.3	AMENDED EXECUTIVE AGREEMENT WITH GENERAL COUNSEL

EXHIBIT31.1	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 31.2	SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

EXHIBIT 32.1	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 32.2	SECTION 906 CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I

ITEM 1           FINANCIAL STATEMENTS

CMG HOLDINGS, INC.
 UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

 CONTENTS
 ______________________________________________________________________________________

Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (Unaudited)	4

Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash	$279,050	$32,968
Accounts receivable	441,283	207,789
Prepaid and other current assets	15,182	18,182
Total current assets	735,515	258,939
Property and equipment	294,387	--

Intangible assets, net accumulated amortization of $298,333 and $223,750, respectively	596,665	671,248
Other assets	32,500	--
TOTAL ASSETS	$1,659,067	$930,187

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client payable	$11,317	$11,317
Accounts payable	1,459,323	1,145,467
Accrued liabilities	587,427	360,328
Deferred revenue	-	19,600
Short term debt, net of unamortized discount of $5,610 and $11,010, respectively	119,390	113,990
Line of credit	177,930	175,746
Due to sellers	30,000	-
Advances from related parties	42,500	42,500
TOTAL CURRENT LIABILITIES	2,427,887	1,868,948

STOCKHOLDERS’ DEFICIT
Preferred stock:
5,000,000 shares authorized par value $0.001 per share; none issued and outstanding	--	--
Common stock:
150,000,000 shares authorized, par value $0.001 per share; 42,400,000 issued; 40,057,626 and 38,207,626 shares outstanding respectively	40,058	38,208
Additional paid in capital	5,531,022	5,429,522
Treasury stock, 2,342,374 and 4,192,374 shares held, respectively.	2,342	4,192
Accumulated deficit	(6,342,242)	(6,410,683)

TOTAL STOCKHOLDERS’ DEFICIT	(768,820)	(938,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,659,067	$930,187

See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2010	2009

Gross revenues	$1,286,599	$212,394
Cost of revenue	709,006	--
Gross margin	577,593	212,394

Amortization expense	74,583	--
Operating expenses	832,744	365,689

Operating loss	(329,734)	(153,295)

Other income (expense)
Bargain purchase gain	405,759	--
Interest expense	(7,584)	(1,386)

Net income (loss)	$68,441	$(154,681)

Basic income (loss) per common share	$0.00	$(0.00)
Diluted income (loss) per common share	0.00	(0.00)

Basic weighted average common shares outstanding	38,460,404	31,726,518
Diluted weighted average common shares outstanding	40,591,654	31,726,518

See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$68,441	$(154,681)
Adjustments to reconcile net loss
to net cash used in operating activities:
Bargain purchase gain	(405,759)	--
Shares issued for services	31,500	--
Amortization of intangible assets	74,583	--
Amortization of debt discount	5,400	--
Changes in:
Accounts receivable	(37,375)	--
Prepaid expense and other current assets	3,000	--
Deferred revenue	(19,600)	--
Accrued liabilities	225,135	98,462
Client payable	--	100,036
Accounts payable	295,356	53,498

Net cash provided by operating activities	240,681	97,315

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from acquisition of Audio Eye, Inc.	3,217	--
Cash paid to acquire a bank loan	--	(150,000)
Cash advance for acquisition of assets for Experiential Agency Inc.	--	(100,000)
Net cash provided (used in) by investing activities	3,217	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	--	25,000
Net borrowings on line of credit	2,184	20,750
Proceed from issuance of debt	--	100,000
Cash provided by financing activities	2,184	145,750

Net increase (decrease) in cash	246,082	(6,935)
Cash, beginning of year	32,968	13,934
Cash, end of the year	$279,050	$6,999
Supplemental cash flow information:
Interest paid	$--	$1,386
Income taxes paid	$--	$--
Non-cash investing activity:
Acquisition of Audio Eye, Inc. .	$502,542	$--

See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CMG Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes contained in its 2009 annual report on Form 10-K.  In the opinion of management, these interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.  The unaudited consolidated financial statements should be read in conjunction with the historical audited consolidated financial statements and footnotes of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on Form 10-K.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2009, as reported in the Form 10-K, have been omitted.

Principles of consolidation

The consolidated financial statements include the accounts of CMG Holdings, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., The Experiential Agency, Inc, Audio Eye, Inc., CMGO Logistics, Inc. and Creative Management Group, Inc. after elimination of all significant inter-company accounts and transactions.

NOTE 2:  GOING CONCERN

As shown in the accompanying financial statements, The Company has an accumulated deficit and a working capital deficit as of March 31, 2010.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. In response to these conditions, the Company has raised additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3:   ACQUISITIONS

On March 31, 2010, the Company acquired all outstanding shares of Audio Eye, Inc. (“Audio Eye”) in exchange for $30,000 cash, 1.5 million shares of the Company’s common stock, warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.07 per share and a term of 5 years plus other contingent consideration.  Audio Eye developed patented internet content publication and distribution software enabling conversion of any media into accessible formats and allowing for real time distribution to end users on any internet connected device.  With this acquisition, the Company expects to be a leading provider in the Internet content publication and distribution software enabling the conversion of any media into accessible formats and allows for real time distribution to end users on any network connected device.

The fair value of consideration transferred in the acquisition, the assets acquired and the liabilities assumed are set forth in the following table:

Consideration: Cash (1) Common stock (2) Warrants to purchase common stock (3) Contingent consideration (4)	$ 30,000 60,000 10,000 -
Total consideration	$100,000

Recognized amount of identifiable assets acquired and liabilities assumed Cash Accounts receivable Property and equipment Other assets Accounts payable Accrued liabilities	$ 3,217 196,119 294,387 32,500 (18,500) (1,964)
Total identifiable net assets and liabilities assumed	$505,759
Bargain purchase gain(5)	$405,579

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3:   ACQUISITIONS (CONTINUED)

(1)	This was paid on April 1, 2010 and as such as of March 31, 2010, the Company recognized this as a liability which is reported as “Due to sellers” in the consolidated balance sheets.

(2)	The fair value of the 1.5 million shares issued by the Company was determined based on the closing price of the Company’s stock at the acquisition date.

(3)
The fair value of the 250,000 warrants were determined using a Black-Scholes option valuation model using the following key assumptions: exercise price of $0.07 per share, stock price of $0.04, term of 5 years, expected volatility of 343% and a discount rate of 2.55%

(4)
The contingent consideration is based on the average net income of Audio Eye over a period of 4 years starting in 2010 after applying a multiple based on the average growth rate less any amounts of working capital contributions made by the Company to Audio Eye.  The amount of working capital contribution to be made by the Company is a combination of a fixed amount of $470,000 plus a deferred working capital contribution payable within a period of 3 years and is based on the greater of Audio Eye’s achievement of certain sales targets or $1,000,000.  The fair value of the contingent consideration was determined based on Audio Eye’s projected net income from 2010 and 2013 and the application of a discount rate to the future payment to be made.  After deducting the amount of working capital contribution, the amount of contingent consideration was deemed to be zero. At the end of each reporting period after the acquisition date, the contingent payment will be remeasured to its fair value, with changes in fair value recorded in earnings.

(5)	The amount of bargain purchase gain recognized is provisional pending receipt of the final valuation of all identifiable assets acquired.

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

Unaudited pro forma operation results for the three months ended March 31, 2010 and 2009, as though the Company had acquired Audio Eye and The Experiential Agency, Inc. on the first day of fiscal year 2009, are set forth below.  The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction take place on the first day of fiscal year 2009.

	Pro Forma Three months ended March 31
	2010	2009
Revenues Cost of revenue Operating expenses Interest expense	$ 1,356,301 (709,006) (1,041,458) (7,584)	$ 517,180 (485,287) (932,762) (2,667)
Net loss	$ (401,747)	$ (903,536)

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4: EQUITY

Common Stock:

On January 25, 2010, 350,000 shares were issued, out of treasury stock held by CMG Acquisition, Inc., for services provided by third parties valued at $31,500.

On March 31, 2010, 1,500,000 shares were issued, out of treasury stock held in reserve held by CMG Acquisition, Inc. ,for the acquisition of Audio Eye valued at $60,000. See Note  3 for details.

Warrants:

During the three months ended March 31, 2010, 250,000 warrants were issued in connection with the acquisition of Audio Eye. See Note 3 for details on the valuation of the warrants.

A summary of warrant activity for the three months ended March 31, 2010 is as follows:

	Outstanding and	Weighted average
	Exercisable	Exercise Price
December 31, 2009	2,400,000	$0.01
Granted	250,000	$0.07
Exercised	-	-
Forfeited	-	-
March 31,2010	2,650,000	$0.02

The warrants have a weighted average remaining life of 4.9 years and an aggregate intrinsic value of $72,000.

NOTE 5: COMMITMENTS AND CONTINGENCIES

On January 1, 2010, the Company and the executive management entered into executive employment agreements, effective up to 2016, regarding base salary compensation, executive incentive bonus consideration and expense reimbursement. The agreements provide for the deferral of payment of a portion of the annual base salary until such time that the Company has sufficient working capital, but in no case later than December 31, 2012.  The agreements also provide that the executive bonus consideration and expense reimbursement shall be earned upon achievement of certain performance conditions.  The executives have the option to convert the deferred base salary and any incentive bonuses and expense reimbursements earned to restricted shares of the Company’s common stock at a conversion price that is based on the one hundred eighty (180) day average closing price of the Company’s stock prior to the conversion.

On May 19, 2010, the above agreements were amended to reflect a conversion price that will be based on the one hundred and eighty (180) day average closing price of the Company stock prior to the conversion but not to a exceed $1.00 or below $0.10.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6:  SUBSEQUENT EVENTS

On April 1, 2010, the Company fully paid its $125,000 loan to JT Ventures, LLC.

On various dates in April 2010, the Company issued two 13% Senior Secured Convertible Extendible Notes to a third party totaling $850,000 that mature on July 1, 2011.  Provided that the Company is not in default, the Company has the option to extend the maturity date of the notes for a period of three months by paying an extension fee equal to 5% of the principal amount of the outstanding notes. In the event of default, the annual interest rate is increased to 18%. The notes are convertible into the Company’s common shares, at any time after the maturity date, at $0.10 per share. In connection with the issuance of the notes, the Company issued warrants to purchase 4,250,000 shares of the Company’s common stock. The warrants have an exercise price of $0.10 per share and a term of 7 years.  The conversion price of the notes and the exercise price of the warrants contain reset provisions. If the closing market price of the Company’s common stock is less than the conversion and exercise price for a period of 90 consecutive trading days, then the conversion and exercise price in effect shall be reduced to the closing market price on such 90th trading days but both conversion and exercise price shall not be reduced to less than $0.07 per share. The notes are secured by a security interest in all of the assets of the Company and its subsidiaries.

In connection with the above transaction, , the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 1,105,000 shares of the Company’s common stock.

On May 1, 2010, 685,200 shares were issued from treasury stock held in reserve held by CMG Acquisition, Inc. for services provided by third parties.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF    OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which includes, but are not limited to, statements concerning expectations as to our revenues, expenses, and net income, our growth strategies and plans, the timely development and market acceptance of our products and technologies, the competitive nature of and anticipated growth in our markets, our ability to achieve cost reductions, the status of evolving technologies and their growth potential, the adoption of future industry standards, expectations as to our financing and liquidity requirements and arrangements, the need for additional capital, and other matters that are not historical facts. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “believe,”, “expects”, “intends”, “plans”, “believes, “seeks”, “assume,” “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report.  You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”).  We expressly disclaim any obligation to revise or update publicly any forward-looking statements even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Unless the context indicates otherwise, the terms “Company”, “Corporate”, “CMGO”, “our”, and “we” refer to CMG Holdings, Inc. and its subsidiaries.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010

Gross revenues increased from $212,394 for the three months ended March 31, 2009 to $1,286,999 for the three months ended March 31, 2010. The increase in revenues is mainly due to the revenues generated from the event marketing, public relations, consulting business of, The Experiential Agency, Inc. (“XA”), a wholly-owned subsidiary acquired in the second quarter of 2009.

Cost of revenue increased from $0 for the three months ended March 31, 2009 to $709,006 for the three months ended March 31, 2010. The increase is related to the increase in the revenues which is mainly due to the new business generated from the event marketing, public relations, consulting business of XA.

Operating expenses increased from $365,689 for the three months ended March 31, 2009 to $832, 744 for the three months ended March 31, 2010. The increase in operating expenses is mainly due to increased personnel, marketing, professional fees and operations from the event marketing, public relations, consulting business of XA.

The net loss of $154,681 for the three months ended March 31, 2009 increased to a net income of $68,441 for the three months ended March 31, 2010. This is mainly due to the bargain purchase gain resulting from the acquisition of Audio Eye, Inc.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2010, the Company’s cash on hand was $279,050.

Cash provided by operations for the three months ended March 31, 2009 was $97,315, as compared to cash provided by operations of $240,681 for the three months ended March 31, 2010. This change is primarily due to amortization of intangible assets, stock expenses for services, and accrued expenses related to the increase in operating expenses due to the increased personnel and operations from the event marketing, public relations, consulting business of XA.

Cash used in investing activities for the three months ended March 31, 2009 was $250,000, as compared cash provided by investing activities of $3,217 for the three months ended March 31, 2010. For the three months ended March 31, 2009, the Company incurred $150,000 for the acquisition of assets of XA to obtain a note receivable from a financial institution and for the three month ended March 31, 2010, the cash received of $3,217 resulted from the acquisition of Audio Eye, Inc.

Cash provided by financing activities for the three months ended March 31, 2009 was $145,750, as compared to $2,184 provided for the three months ended March 31, 2010. In 2009, the Company borrowed $20,750 from its line of credit and also borrowed $25,000 from one of the executives of executive management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of May 20, 2010, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

 SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	10,107,000	23.83%

Common Stock	James J. Ennis	3,500,000	8.25%

Common Stock	Michael Vandetty	1,000,000	2.36%

All Directors and Executive Officers		14,607,000	34.45%

These tables are based upon 42,400,000 shares outstanding as of May 20, 2010 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 42,400,000 shares of common stock outstanding. The address for those individuals for which an address is not otherwise indicated is: c/o CMG Holdings, Inc., 5601 Biscayne Boulevard, Miami, Florida 33137, USA.

(2)	Mr. Morell owns 3,500,000 shares of The Company directly, and is the beneficial owner of additional 6,607,000 shares owned by Commercial Rights Intl Corp. for a total of 10,107,000 shares.

(3)	Mr. Ennis owns 1,500,000 shares of The Company directly, and is the beneficial owner of an additional 2,000,000 shares owned by Hastings Creek Group, Inc. for a total of 3,500,000 shares.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

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

On April 23, 2010, the Company entered into a Note Purchase Agreement with CMGO Investors, LLC, a Delaware limited liability company, providing for the sale and issuance of (i) $125,000 of its 13% Senior Secured Convertible Extendible Notes due 2011 and (ii) warrants to purchase 625,000 shares of the Company’s Common Stock.    The Note bears interest at a rate of 13% per annum payable quarterly.  The entire amount of the Note, together with all accrued but unpaid interest thereon, is due and payable in full on July 28, 2011; provided that, so long as there is no continuing Event of Default, the Company may in its sole discretion extend the Maturity Date for a period of three months by paying an extension fee equal to 5% of the principal amount of the outstanding Notes.    In the event of Default on the Note, the Note shall bear interest at the rate per annum equal to 18%.  The Notes rank senior in right of payment with all indebtedness of the Company, whether currently existing or issued in the future.  The Notes are secured by a security interest in all of the assets of the Company and the Company's subsidiaries pursuant to a Security Agreement and Subsidiary Guarantee.  The Notes are convertible into shares of Common Stock of the Company at any time after the Maturity Date at an initial conversion price of $0.10 per share.    The warrants are exercisable for seven years at an exercise price of $0.10 per share.  The conversion price of the Notes and the exercise price of the warrants will be adjusted in connection with stock splits, dividends, mergers, reclassifications and similar transactions.

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

The Company’s certificate of incorporation does not contain any specific provisions that eliminate the liability of directors for monetary damages to the Company and the Company’s stockholders; however, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 4:    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Officer, Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. On or about April 30, 2010, the Company became aware that a former employee had filed a lawsuit against the Company, which was filed in the United States District Court for the Southern District of New York. The complaint alleges breach of employee contract and entitlement to additional equity in the Company. The Company disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. Although the Company has not been served with the lawsuit, the Company retained counsel and filed a Motion to Dismiss the Complaint, alleging that the New Your court lacks jurisdiction over the controversy and or that venue of the proceeding should lie in Dade County, Florida. The Company believes that all of the employee's claims are frivolous or are barred pursuant to the terms of the contract or various releases executed in favor of the Company by the employee. The Company will seek damages against the former employee regarding breach of his employment agreement, his non-compete agreements and other causes of action.  The case is still ongoing and the matter remains unresolved.

ITEM 1A – RISK FACTORS

Registrant is a smaller reporting company and is therefore not required to provide this information.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

CAPITAL INVESTMENT CMGO INVESTORS, LLC.

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

On April 1, 2010, the Company paid $125,000 to satisfy the payoff due to JT Venture, LLC pursuant to the Participation Agreement, Forbearance Agreement and Security Agreement. As a result, The Company executed a satisfaction of all obligations due it from the Company and its subsidiaries.

On April 23, 2010, the Company entered into a Note Purchase Agreement with CMGO Investors, LLC, a Delaware limited liability company, providing for the sale and issuance of (i) $125,000 of its 13% Senior Secured Convertible Extendible Notes due 2011 and (ii) warrants to purchase 625,000 shares of the Company’s Common Stock.    The Note bears interest at a rate of 13% per annum payable quarterly.  The entire amount of the Note, together with all accrued but unpaid interest thereon, is due and payable in full on July 28, 2011; provided that, so long as there is no continuing Event of Default, the Company may in its sole discretion extend the Maturity Date for a period of three months by paying an extension fee equal to 5% of the principal amount of the outstanding Notes.    In the event of Default on the Note, the Note shall bear interest at the rate per annum equal to 18%.  The Notes rank senior in right of payment with all indebtedness of the Company, whether currently existing or issued in the future.  The Notes are secured by a security interest in all of the assets of the Company and the Company's subsidiaries pursuant to a Security Agreement and Subsidiary Guarantee.  The Notes are convertible into shares of Common Stock of the Company at any time after the Maturity Date at an initial conversion price of $0.10 per share.    The warrants are exercisable for seven years at an exercise price of $0.10 per share.  The conversion price of the Notes and the exercise price of the warrants will be adjusted in connection with stock splits, dividends, mergers, reclassifications and similar transactions.  In addition, if at any time the closing market price of the Common Stock is less than the conversion price or exercise price for a period of 90 consecutive trading days, then the conversion price or exercise price in effect shall be reduced to the closing market price of the Common Stock on such 90th trading day; provided that in no event shall the conversion price or exercise price be reduced to less than $0.07 per share pursuant to this provision.  The investors also received certain registration rights pursuant to a Registration Rights Agreement.  In connection with this transaction, the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 162,500 shares of Common Stock. The sale of securities discussed above was made solely to accredited investors and was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

              Exhibit No.                 Document Description

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

Reports on Form 8-K:

The Company filed a Form 8-K on February 1, 2010 - Item 8.01 Issuing Senior Convertible Debt.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS, INC.
(Registrant)

Date: May 21, 2010	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and
Chairman of the Board

Date: May 21, 2010	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman	May 21, 2010
of the Board

/s/James I. Ennis	James I. Ennis	CFO & Director	May 21, 2010