Form 10-Q
period 2010-06-30
CMG HOLDINGS, INC.
filed 2010-08-20
CIK 1346655

QUARTELY REPORT JUNE 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

As of August 20, 2010, there are 42,400,000 shares common stock of the registrant issued and 40,742,826 shares outstanding.

CMG HOLDINGS, INC.
 FORM 10-Q

TABLE OF CONTENTS

Item #	Description	Page Numbers

	PART I

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-1

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4	CONTROLS AND PROCEDURES	11

	PART II

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A	RISK FACTORS	11

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

ITEM 5	OTHER INFORMATION	14

ITEM 6	EXHIBITS	14

	SIGNATURES	14

EXHIBIT31.1	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 31.2	SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

EXHIBIT 32.1	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 32.2	SECTION 906 CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I

ITEM 1  FINANCIAL STATEMENTS

CMG HOLDINGS, INC.
 UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2010 AND 2009

 CONTENTS
 ______________________________________________________________________________________

Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited)	F-2

Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash	$285,905	$32,968
Accounts receivable, net of allowance for doubtful accounts of $25,013 and $0, respectively	911,521	207,789
Marketable trading securities	22,500	--
Prepaid and other current assets	15,228	18,182
Deferred financing fees, net of accumulated amortization of $21,631 and $0, respectively	128,996	--
Total current assets	1,364,150	258,939

Property and equipment, net of accumulated depreciation of $11,039 and $0, respectively	294,635	--
Intangible assets, net accumulated amortization of $372,916 and $223,750 respectively	522,082	671,248

TOTAL ASSETS	$2,180,867	$930,187

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Client payable	$11,317	$11,317
Accounts payable	1,227,351	1,145,467
Accrued liabilities	735,869	360,328
Deferred revenue	--	19,600
Short term debt, net of unamortized discount of $0 and $11,010 respectively	--	113,990
Line of credit	166,101	175,746
Advances from related parties	127,438	42,500
Total current liabilities	2,268,076	1,868,948

Long-term debt, net of unamortized discount of $123,097	951,903	--

TOTAL LIABILITIES	3,219,979	1,868,948

STOCKHOLDERS’ DEFICIT
Preferred stock:
5,000,000 shares authorized par value $0.001 per share; none issued outstanding	--	--
Common stock:
150,000,000 shares authorized, par value $0.001 per share; 42,400,000 issued 40,742,826 and 38,207,626 shares outstanding respectively	40,743	38,208
Additional paid in capital	5,720,392	5,429,522
Treasury stock, 1,657,174 and 4,192,374 shares held, respectively.	1,657	4,192
Accumulated deficit	(6,801,904)	(6,410,683)

TOTAL STOCKHOLDERS’ DEFICIT	(1,039,112)	(938,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,180,867	$930,187

See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Restated)		(Restated)

Revenues	$1,567,654	$1,845,357	$2,854,253	$2,057,751
Cost of revenues	729,295	454,000	1,438,301	454,000
Gross profit	838,359	1,391,357	1,415,952	1,603,751

Operating expenses	1,223,270	1,226,602	2,122,781	1,592,291

Operating income (loss)	(384,911)	164,755	(706,829)	11,460

Other income (expense)
Unrealized loss on marketable trading securities	(10,000)	--	(10,000)	--
Bargain purchase gain	--	81,616	405,759	81,616
Interest expense	(64,800)	(109,378)	(80,200)	(110,764)
Interest income	49	52,307	49	52,307

Net income (loss)	$(459,662)	$189,300	$(391,221)	$34,619

Basic and diluted income (loss) per common share	$(0.01)	$0.01	$(0.01)	$0.00

Basic weighted average common shares outstanding	40,509,406	31,726,518	39,490,565	31,726,518
Diluted weighted average common shares outstanding	40,509,406	33,098,518	39,490,565	33,103,185

See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
	Six Months Ended June 30,
	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(391,221)	$34,619
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Bargain purchase gain	(405,759)	(81,616)
Shares issued for services	34,812	--
Amortization of intangible assets	149,166	78,917
Amortization of deferred financing fees	21,631	--
Warrant expense	--	20,000
Amortization of debt discount	30,844	37,500
Depreciation expense	11,039	--
Unrealized loss on marketable trading securities	10,000	--
Changes in operating assets and liabilities:
Accounts receivable	(507,613)	(288,353)
Prepaid expense and other current assets	2,954	(6,130)
Deferred revenue	(19,600)	(771,245)
Accrued liabilities	373,577	501,792
Accounts payable	63,384	630,960
Net cash provided by (used) by operating activities	(626,786)	156,444

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(11,287)	--
Acquisition of Audio Eye, Inc., net of cash received	(26,783)	--
Cash paid to acquire a bank loan	--	(250,000)
Net cash used in investing activities	(38,070)	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	84,938	25,000
Net borrowings on line of credit	(9,645)	42,175
Proceed from issuance of debt	1,075,000	100,000
Payment of financing fees	(107,500)	--
Payments of debt	(125,000)	--
Cash provided by financing activities	917,793	167,175
Net increase in cash	252,937	73,619
Cash, beginning of year	32,968	13,934
Cash end of the year	$285,905	$87,553
Supplemental cash flow information:
Interest paid	$32,615	$--
Income taxes paid	$--	$--
Non-cash investing activity:
Acquisition of Audio Eye, Inc	$502,542	$331,616
Assets acquired after foreclosing on bank loan	$--	$331,616
Warrants issued recorded as debt discount	$142,931	$--
Warrants issued recorded as deferred financing cost	$43,127	$--

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

Earnings per share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company’s share-based awards were exercised into common stock.  The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.  The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.   The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Net (Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(391,221)	39,490,565	$(0.01)	$34,619	31,726,518	$0.00

Effect of dilutive securities
Warrants	-	-	-	-	1,376,667	-

Diluted EPS	$(391,221)	39,490,565	$(0.01)	$34,619	33,103,185	$0.00

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Net (Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(459,662)	40,509,406	$0.00	$189,300	31,726,518	$0.01

Effect of dilutive securities
Warrants and convertible debt	-	-	-	-	1,372,000	-

Diluted EPS	$(459,662)	40,509,406	$0.00	$189,300	33,098,518	$0.01

Restatement of Prior Period

In the third quarter of fiscal 2009, the Company’s management determined that $100,000 of notes payable with 1 million warrants attached to the notes were not recorded during the six months ended June 30, 2009. The note matured on June 15, 2009 and additional $50,000 in fees and 400,000 warrants were issued to the note holder as of June 30, 2009 but not timely recorded as originally filed. The adjustment to correct the above resulted in an increase in liability of $150,000 to record the notes and fees, $57,500 in additional paid-in-capital to record the fair value of the 1.4 million warrants and $107,500 in interest expense.

In the fourth quarter of fiscal 2009, the Company’s management determined that there were errors in the accounting for the acquisition of The Experiential Agency, Inc, which resulted in the overstatement of intangibles, accounts receivable and the bargain purchase gain and an understatement in revenue for the six months ended June 30, 2009. The adjustment to correct the above resulted in an increase to revenue of $771,245 and a decrease in assets and bargain purchase gain of $85,872 and $957,117 respectively.

Therefore, the Company is adjusting its previously reported June 30, 2009 consolidated statements of operations and cash flows in this June 30, 2010 quarterly filing. The following tables reflect the impact of the above errors to the consolidated statements of operations for the three and six months ended June 30, 2009:

Consolidated Statements of Operations	Six months ended June 30, 2009
	As Previously Reported	Adjustments	As Adjusted

Revenues	$1,286,506	$771,245	$2,057,751
Cost of revenues	201,517	252,483	454,000
Gross profit	1,084,989	(518,762)	1,603,751
Operating expenses	1,844,774	(252,483)	1,592,291
Operating income (loss)	(759,785)	771,245	11,460
Other income (expense)
Bargain purchase gain	1,038,733	(957,117)	81,616
Interest expense	(3,264)	(107,500)	(110,764)
Interest income	52,307	--	52,307
Net income (loss)	$327,991	$(293,372)	$34,619
Basic and diluted income (loss) per common share	$0.01	$(0.01)	$0.00

Basic weighted average common shares outstanding	31,726,518	--	31,726,518

Diluted weighted average common shares outstanding	31,726,518	1,376,667	33,103,185

Consolidated Statements of Operations	Three months ended June 30, 2009
	As Previously Reported	Adjustments	As Adjusted

Revenues	$1,074,112	$771,245	$1,845,357
Cost of revenues	201,517	252,483	454,000
Gross profit	872,595	518,762	1,391,357
Operating expenses	1,480,470	(253,868)	1,226,602
Operating income (loss)	(607,875)	772,630	164,755
Other income (expense)
Bargain purchase gain	1,038,733	(957,117)	81,616
Interest expense	(1,878)	(107,500)	(109,378)
Interest income	53,692	(1,385)	52,307
Net income (loss)	$482,672	$(293,372)	$189,300
Basic and diluted income (loss) per common share	$0.02	$(0.01)	$0.01

Diluted weighted average common shares outstanding	31,726,518	1,372,000	33,098,518

The following table reflect the impact of the above errors to certain line items in the consolidated statement of cash flows for six months ended June 30, 2009:
	As Previous Reported	Adjustments	As Restated

Net cash used in by investing activities	(150,000)	(100,000)	(250,000)

Cash provided by financing activities	67,175	100,000	167,175

Non-cash investing activities
Assets acquired after foreclosing on bank loan	242,191	89,425	331,616

NOTE 2:  GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit and a working capital deficit as of June 30, 2010. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. In response to these conditions, the Company has raised additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3:   ACQUISITIONS

On March 31, 2010, the Company acquired all outstanding shares of Audio Eye, Inc. in exchange for $30,000 cash, 1.5 million shares, warrants to purchase 250,000 shares at an exercise price of $0.07 per share and a term of 5 years plus other contingent consideration.  Audio Eye develops patented internet content publication and distribution software enabling conversion of any media into accessible formats and allowing for real time distribution to end users on any internet connected device.  With this acquisition, the Company expects to be a leading provider in the Internet content publication and distribution software enabling the conversion of any media into accessible formats and allows for real time distribution to end users on any network connected device.

The fair value of consideration transferred in the acquisition, the assets acquired and the liabilities assumed are set forth in the following table:

Consideration:
Cash (1)	$30,000
Common stock (2)	60,000
Warrants to purchase common stock (3)	10,000
Contingent consideration (4)	-
Total consideration	$100,000

Recognized amount of identifiable assets acquired and liabilities assumed :
Cash	$3,217
Accounts receivable	196,119
Property and equipment	294.387
Other assets	32,500
Accounts payable	(18,500)
Accrued liabilities	(1,964)
Total identifiable net assets and liabilities assumed	$505,759
Bargain purchase gain (5)	$405,579

(1)	This was paid on April 1, 2010 and as such as of March 31, 2010, the Company recognized this as a liability which is reported as “Due to sellers” in the consolidated balance sheets.
(2)	The fair value of the 1.5 million shares was determined based on the closing price at the acquisition date.
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

Unaudited pro forma operation results for the six months ended June 30, 2010 and 2009, as though the Company had acquired Audio Eye and The Experiential Agency, Inc. on the first day of fiscal year 2009, are set forth below.  The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction take place on the first day of fiscal year 2009.

	Pro Forma
	Six months ended June 30
	2010	2009
Revenues	$2,923,955	$2,689,489
Cost of revenues	(1,438,301)	(924,737)
Operating expenses	(2,256,902)	(2,269,536)
Other income	315,608	78,304
Net loss	$(455,640)	$(426,480)

NOTE 4:  DEBT

During three months ended June 30, 2010, the Company borrowed $1,075,000 under five 13% Senior Secured Convertible Extendible Notes from third parties that will mature on July 1, 2011. Provided that the Company is not in default, the Company has the option to extend the maturity date of the notes for three months by paying an extension fee of 5% of the principal amounts. In the event of default, the annual interest rate increases to 18%. The notes are convertible into common shares at any time after the maturity date at $0.10 per share. In connection with the issuance of the notes, the Company issued warrants to purchase 5,375,000 common shares. The warrants have an exercise price of $0.10 per share and a term of 7 years. The conversion price of the notes and the exercise price of the warrants contain reset provisions. If the closing market price of the stock is less than the conversion and exercise price for a period of 90 consecutive trading days, then the conversion and exercise price in effect shall be reduced to the closing market price on such 90th trading days but both conversion and exercise price shall not be reduced to less than $0.07 per share. The notes are secured by a security interest in all of the assets of the Company and its subsidiaries. The relative fair value of these warrants was calculated using Black-Scholes Model using these assumptions (1) 2.4% to 3.3% discount rate, (2) warrant life of seven years (3) expected volatility of 343% to 347%  and (4) zero expected dividend.  The relative fair value of the warrants was determined to be $142,931 and was recorded as a debt discount. The debt discount is being amortized and recorded as interest expense over the term of the notes using the effective interest method.  Amortization for the six months ended June 30, 2010 was $19,384.

In connection with the above transaction, the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 1,397,000 common shares. The fair value of these warrants was calculated using Black-Scholes Model using these assumptions (1) 2.4% to 3.3% discount rate, (2) warrant life of seven years (3) expected volatility of 343% to 347% (4) zero expected dividend. The fair value of the warrants was determined to be $43,127 and was recorded as a deferred financing cost. The total deferred financing cost which includes the $107,500 of placement agent fees is being amortized and recorded as interest expense over the term of the note using the effective interest method.  Amortization for the six months ended June 30, 2010 was $21,631.

We analyzed the convertible note and warrants issued for derivative accounting consideration and determined that derivative accounting is not applicable for these instruments.

On April 1, 2010, the Company fully paid its $125,000 loan to JT Ventures, LLC.

NOTE 5: EQUITY

Common Stock:

On January 25, 2010, 350,000 shares were issued for services provided by third parties valued at $31,500.

On March 31, 2010, 1,500,000 shares were issued for the acquisition of Audio Eye valued at $60,000. See Note 3 for details.

On May 1, 2010, 685,200 shares were issued for services to be provided by a third party over a period of 1 year and were valued at $19,871.The Company recognized share-based compensation cost for the six months ended June 30, 2010 of $3,312.

Warrants:

During the six months ended June 30, 2010, 250,000 warrants were issued in connection with the acquisition of Audio Eye and 6,772,500 warrants were issued in connection with the 13% Senior Secured Convertible Extendible Notes. See Notes 3 and 4 for details on the valuation of these warrants.

A summary of warrant activity for the six months ended June 30, 2010 is as follows:

	Outstanding	Weighted Average
	and Exercisable	Exercise Price
December 31, 2009	2,400,000	$0.01
Granted	7,022,500	$0.10
Exercised	-	-
Forfeited	-	-
June 30,2010	9,442,500	$0.08

The warrants have a weighted average remaining life of 6.4 years and an aggregate intrinsic value of $86,400.

NOTE 6: COMMITMENTS AND CONTINGENCIES

On January 1, 2010, the Company and its executive management entered into employment agreements, effective up to 2016, regarding base salary compensation, incentive bonus consideration and expense reimbursement. The agreements provide for the deferral of payment of a portion of the annual base salary until such time that the Company has sufficient working capital, but in no case later than December 31, 2012.  The agreements also provide that the bonus consideration and expense reimbursement shall be earned upon achievement of certain performance conditions.  The executives have the option to convert the deferred base salary and any incentive bonuses and expense reimbursements earned to common stock at a conversion price that is based on the one hundred eighty (180) day average closing price of the Company’s stock prior to the conversion.

 On May 19, 2010, the above agreements were amended to reflect a conversion price that will be based on the one hundred and eighty (180) day average closing price of the Company stock prior to the conversion but not to a exceed $1.00 or below $0.10.

NOTE 7:  SEGMENTS

We have three reportable segments: Event marketing, Commercial rights and Consulting services, which are comprised within our specialist marketing service offerings. The profitability measure employed for allocating resources to operating divisions and assessing operating division performance are revenues and operating income, excluding the impact of restructuring and other reorganization-related charges (reversals) and long-lived asset impairment and other charges, if applicable. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Event marketing	$1,484,099	$1,755,3571	$2,750,328	$1,755,357
Commercial rights	$67,466	$-	$67,466	$-
Consulting services	16,089	90,000	36,459	302,394

Total	$1,567,654	$1,845,357	$2,854,253	$2,057,751

Operating income (loss)
Event marketing	$119,074	$521,788	$34,076	$421,788
Commercial rights	$(236,906)	$-	$(236,906)	$-
Consulting services	(267,079)	(357,033)	(503,999)	(410,328)

Total	$(384,911)	$164,755	$(706,829)	$11,460

Assets	June 30, 2010	December 31, 2009
Event marketing	$1,378,491	$910,741
Commercial rights	626,828	--
Consulting services	175,548	19,446

Total	$2,180,867	$930,187

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Gross revenues increased from $2,057,751 for the six months ended June 30, 2009 to $2,854,253 for the six months ended June 30, 2010. The increase in revenues is mainly due to the revenues generated from the event marketing, public relations, consulting business of, The Experiential Agency, Inc (“XA”), a wholly-owned subsidiary acquired in the second quarter of 2009 that has build up new business pipeline of new clients. The increase in revenues also includes revenues from three months of activity from the inclusion of of Audio Eye, Inc.

Cost of revenues increased from $454,000 for the six months ended June 30, 2009 to $1,438,301 for the six months ended June 30, 2010. The increase is related to the increase in the revenues which is mainly due to the new business generated from the event marketing, public relations, consulting business of The Experiential Agency, Inc. (“XA”), a wholly-owned subsidiary acquired in the second quarter of 2009 that has build up new business pipeline of new clients.

Operating expenses increased from $1,592,291 for the six months ended June 30, 2009 to $2,122,781 for the six months ended June 30, 2010. The increase in operating expenses is mainly due to increased personnel, marketing, professional fees and operations from the event marketing, public relations, consulting business of XA and includes additional operating expenses from three months of activity from the inclusion of the purchase of Audio Eye, Inc

The net income for the six months ended June 30, 2009 is $34,619 which decreased to a net loss of $(391,221) for the six months ended June 30, 2010. This is mainly due to the increase in the legal expenses pertaining to the acquisition of Audio Eye, Inc., operating expenses regarding the lead generation related to new business pipeline of new clients in the sectors of internet accessibility, licensing, and interactive marketing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Gross revenues decreased from $1,845,357 for the three months ended June 30, 2009 to $1,567,654 for the three months ended June 30, 2010. The decrease in revenues is mainly due to the delay in the generation of new business related to Creative Management Group and the implementation activity of new business associated with the purchase of Audio Eye, Inc. The new business for Audio Eye is forecasted to be reflective into the remainder of the calendar year. The decrease in revenues generated is offset from the event marketing, public relations, consulting business of, The Experiential Agency, Inc. (“XA”), a wholly-owned subsidiary acquired in the second quarter of 2009 that has build up new business pipeline of new clients.

Cost of revenues increased from $454,400 for the three months ended June 30, 2009 to $729,295 for the three months ended June 30, 2010. The increase is mainly due to the new business generated from the event marketing, public relations, consulting business of The Experiential Agency, Inc. (“XA”), a wholly-owned subsidiary acquired in the second quarter of 2009 that has build up new business pipeline of new clients. The increase in cost of revenue also includes three months of activity of new business generation regarding the purchase of Audio Eye, Inc forecasted to generate revenues into the remainder of the calendar year.

Operating expenses decreased from $1,226,602 for the three months ended June 30, 2009 to $1,223,270 for the three months ended June 30, 2010. The decrease in operating expenses is mainly due to decreased personnel for Creative Management Group and reduced marketing, professional fees at public relations, consulting business of XA. This decrease in operating expenses are offset by the inclusion of additional personnel from the purchase of Audio Eye, Inc.

The net income decreased from $189,300 for the three months ended June 30, 2009 to a net loss of $459,662 for the three months ended June 30, 2010. This is mainly due to the decrease in revenues due to delay in implementation activity of new business associated with the purchase of Audio Eye, Inc. and the delay in the generation of new business related to Creative Management Group. The new business for Audio Eye and Creative Management is forecasted to be reflected in the remainder of the calendar year. The decrease in net income generated is offset by the event marketing, public relations, consulting business of, The Experiential Agency, Inc. (“XA”), a wholly-owned subsidiary acquired in the second quarter of 2009 that has build up new business pipeline of new clients.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2010, the Company’s cash balance was $285,905

Cash provided by operations for the six months ended June 30, 2009 was $156,444, as compared to cash used in operations of $626,786 for the six months ended June 30, 2010. This change is primarily due to amortization of intangible assets, shares issued for services, and increase in accrued expenses due to increased operating expenses resulting from increased personnel and operations from the event marketing, public relations, and consulting business of XA and the purchase of the business operations of Audio Eye, Inc.

Cash used in investing activities for the six months ended June 30, 2009 was $250,000, as compared to cash used in investing activities of $38,070 for the six months ended June 30, 2010. For the six months ended June 30, 2009, the Company incurred $250,000 for the acquisition of assets of XA to obtain a note receivable from a financial institution and for the six month ended June 30, 2010, the incurred $30,000 for to acquisition of Audio Eye, Inc. and purchase of fixed assets of $11,287 and cash received of $3,217 resulted from the acquisition of Audio Eye, Inc.

Cash provided by financing activities for the six months ended June 30, 2009 was $167,175, as compared to $917,793 provided for the six months ended June 30, 2010. In 2009, the Company borrowed $20,750 from its line of credit and also borrowed $25,000 from one of the management executives. In 2010, the Company secured a total of five 13% Senior Secured Convertible Extendible Notes from  third parties totaling $1,075,000, for the purchase of Audio Eye, Inc. and for working capital purposes.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of August 20, 2010, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

 SECURITY OWNERSHIP OF MANAGEMENT:
Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	10,107,000	23.83%
Common Stock	James J. Ennis	3,500,000	8.25%
Common Stock	Michael Vandetty	1,000,000	2.36%
All Directors and Executive Officers		14,607,000	34.45%

These tables are based upon 42,400,000 shares outstanding as of August 20, 2010 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

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

On June 1, 2010, the Company entered into a Note Purchase Agreement with CMGO Investors, LLC, a Delaware limited liability company, providing for the sale and issuance of (i) $150,000 of its 13% Senior Secured Convertible Extendible Notes due 2011 and (ii) warrants to purchase 750,000 shares of the Company’s Common Stock.    The Note bears interest at a rate of 13% per annum payable quarterly.  The entire amount of the Note, together with all accrued but unpaid interest thereon, is due and payable in full on September 1, 2011; provided that, so long as there is no continuing Event of Default, the Company may in its sole discretion extend the Maturity Date for a period of three months by paying an extension fee equal to 5% of the principal amount of the outstanding Notes.    In the event of Default on the Note, the Note shall bear interest at the rate per annum equal to 18%.  The Notes rank senior in right of payment with all indebtedness of the Company, whether currently existing or issued in the future.  The Notes are secured by a security interest in all of the assets of the Company and the Company's subsidiaries pursuant to a Security Agreement and Subsidiary Guarantee.  The Notes are convertible into shares of Common Stock of the Company at any time after the Maturity Date at an initial conversion price of $0.10 per share.    The warrants are exercisable for seven years at an exercise price of $0.10 per share.  The conversion price of the Notes and the exercise price of the warrants will be adjusted in connection with stock splits, dividends, mergers, reclassifications and similar transactions.  In addition, if at any time the closing market price of the Common Stock is less than the conversion price or exercise price for a period of 90 consecutive trading days, then the conversion price or exercise price in effect shall be reduced to the closing market price of the Common Stock on such 90th trading day; provided that in no event shall the conversion price or exercise price be reduced to less than $0.07 per share pursuant to this provision.  The investors also received certain registration rights pursuant to a Registration Rights Agreement.  In connection with this transaction, the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 195,500 shares of Common Stock. The sale of securities discussed above was made solely to accredited investors and was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On June 18, 2010, the Company entered into a Note Purchase Agreement with CMGO Investors, LLC, a Delaware limited liability company, providing for the sale and issuance of (i) $50,000 of its 13% Senior Secured Convertible Extendible Notes due 2011 and (ii) warrants to purchase 250,000 shares of the Company’s Common Stock.    The Note bears interest at a rate of 13% per annum payable quarterly.  The entire amount of the Note, together with all accrued but unpaid interest thereon, is due and payable in full on September 18, 2011; provided that, so long as there is no continuing Event of Default, the Company may in its sole discretion extend the Maturity Date for a period of three months by paying an extension fee equal to 5% of the principal amount of the outstanding Notes.    In the event of Default on the Note, the Note shall bear interest at the rate per annum equal to 18%.  The Notes rank senior in right of payment with all indebtedness of the Company, whether currently existing or issued in the future.  The Notes are secured by a security interest in all of the assets of the Company and the Company's subsidiaries pursuant to a Security Agreement and Subsidiary Guarantee.  The Notes are convertible into shares of Common Stock of the Company at any time after the Maturity Date at an initial conversion price of $0.10 per share.    The warrants are exercisable for seven years at an exercise price of $0.10 per share.  The conversion price of the Notes and the exercise price of the warrants will be adjusted in connection with stock splits, dividends, mergers, reclassifications and similar transactions.  In addition, if at any time the closing market price of the Common Stock is less than the conversion price or exercise price for a period of 90 consecutive trading days, then the conversion price or exercise price in effect shall be reduced to the closing market price of the Common Stock on such 90th trading day; provided that in no event shall the conversion price or exercise price be reduced to less than $0.07 per share pursuant to this provision.  The investors also received certain registration rights pursuant to a Registration Rights Agreement.  In connection with this transaction, the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 65,000 shares of Common Stock. The sale of securities discussed above was made solely to accredited investors and was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On June 30, 2010, the Company entered into a Note Purchase Agreement with CMGO Investors, LLC, a Delaware limited liability company, providing for the sale and issuance of (i) $20,000 of its 13% Senior Secured Convertible Extendible Notes due 2011 and (ii) warrants to purchase 125,000 shares of the Company’s Common Stock.    The Note bears interest at a rate of 13% per annum payable quarterly.  The entire amount of the Note, together with all accrued but unpaid interest thereon, is due and payable in full on September 30, 2011; provided that, so long as there is no continuing Event of Default, the Company may in its sole discretion extend the Maturity Date for a period of three months by paying an extension fee equal to 5% of the principal amount of the outstanding Notes.    In the event of Default on the Note, the Note shall bear interest at the rate per annum equal to 18%.  The Notes rank senior in right of payment with all indebtedness of the Company, whether currently existing or issued in the future.  The Notes are secured by a security interest in all of the assets of the Company and the Company's subsidiaries pursuant to a Security Agreement and Subsidiary Guarantee.  The Notes are convertible into shares of Common Stock of the Company at any time after the Maturity Date at an initial conversion price of $0.10 per share.    The warrants are exercisable for seven years at an exercise price of $0.10 per share.  The conversion price of the Notes and the exercise price of the warrants will be adjusted in connection with stock splits, dividends, mergers, reclassifications and similar transactions.  In addition, if at any time the closing market price of the Common Stock is less than the conversion price or exercise price for a period of 90 consecutive trading days, then the conversion price or exercise price in effect shall be reduced to the closing market price of the Common Stock on such 90th trading day; provided that in no event shall the conversion price or exercise price be reduced to less than $0.07 per share pursuant to this provision.  The investors also received certain registration rights pursuant to a Registration Rights Agreement.  In connection with this transaction, the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 32,500 shares of Common Stock. The sale of securities discussed above was made solely to accredited investors and was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. On April 30, 2010, the Company became aware that a former employee had filed a lawsuit against the Company, which was filed in the United States District Court for the Southern District of New York. The suit has been dismissed by the United States District Court for the Southern District of New York by Order dated June 29, 2010 and the case has been closed.

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

On June 1, 2010, the Company entered into a Note Purchase Agreement with CMGO Investors, LLC, a Delaware limited liability company, providing for the sale and issuance of (i) $150,000 of its 13% Senior Secured Convertible Extendible Notes due 2011 and (ii) warrants to purchase 750,000 shares of the Company’s Common Stock.    The Note bears interest at a rate of 13% per annum payable quarterly.  The entire amount of the Note, together with all accrued but unpaid interest thereon, is due and payable in full on September 1, 2011; provided that, so long as there is no continuing Event of Default, the Company may in its sole discretion extend the Maturity Date for a period of three months by paying an extension fee equal to 5% of the principal amount of the outstanding Notes.    In the event of Default on the Note, the Note shall bear interest at the rate per annum equal to 18%.  The Notes rank senior in right of payment with all indebtedness of the Company, whether currently existing or issued in the future.  The Notes are secured by a security interest in all of the assets of the Company and the Company's subsidiaries pursuant to a Security Agreement and Subsidiary Guarantee.  The Notes are convertible into shares of Common Stock of the Company at any time after the Maturity Date at an initial conversion price of $0.10 per share.    The warrants are exercisable for seven years at an exercise price of $0.10 per share.  The conversion price of the Notes and the exercise price of the warrants will be adjusted in connection with stock splits, dividends, mergers, reclassifications and similar transactions.  In addition, if at any time the closing market price of the Common Stock is less than the conversion price or exercise price for a period of 90 consecutive trading days, then the conversion price or exercise price in effect shall be reduced to the closing market price of the Common Stock on such 90th trading day; provided that in no event shall the conversion price or exercise price be reduced to less than $0.07 per share pursuant to this provision.  The investors also received certain registration rights pursuant to a Registration Rights Agreement.  In connection with this transaction, the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 195,500 shares of Common Stock. The sale of securities discussed above was made solely to accredited investors and was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On June 18, 2010, the Company entered into a Note Purchase Agreement with CMGO Investors, LLC, a Delaware limited liability company, providing for the sale and issuance of (i) $50,000 of its 13% Senior Secured Convertible Extendible Notes due 2011 and (ii) warrants to purchase 250,000 shares of the Company’s Common Stock.    The Note bears interest at a rate of 13% per annum payable quarterly.  The entire amount of the Note, together with all accrued but unpaid interest thereon, is due and payable in full on September 18, 2011; provided that, so long as there is no continuing Event of Default, the Company may in its sole discretion extend the Maturity Date for a period of three months by paying an extension fee equal to 5% of the principal amount of the outstanding Notes.    In the event of Default on the Note, the Note shall bear interest at the rate per annum equal to 18%.  The Notes rank senior in right of payment with all indebtedness of the Company, whether currently existing or issued in the future.  The Notes are secured by a security interest in all of the assets of the Company and the Company's subsidiaries pursuant to a Security Agreement and Subsidiary Guarantee.  The Notes are convertible into shares of Common Stock of the Company at any time after the Maturity Date at an initial conversion price of $0.10 per share.    The warrants are exercisable for seven years at an exercise price of $0.10 per share.  The conversion price of the Notes and the exercise price of the warrants will be adjusted in connection with stock splits, dividends, mergers, reclassifications and similar transactions.  In addition, if at any time the closing market price of the Common Stock is less than the conversion price or exercise price for a period of 90 consecutive trading days, then the conversion price or exercise price in effect shall be reduced to the closing market price of the Common Stock on such 90th trading day; provided that in no event shall the conversion price or exercise price be reduced to less than $0.07 per share pursuant to this provision.  The investors also received certain registration rights pursuant to a Registration Rights Agreement.  In connection with this transaction, the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 65,000 shares of Common Stock. The sale of securities discussed above was made solely to accredited investors and was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On June 30, 2010, the Company entered into a Note Purchase Agreement with CMGO Investors, LLC, a Delaware limited liability company, providing for the sale and issuance of (i) $20,000 of its 13% Senior Secured Convertible Extendible Notes due 2011 and (ii) warrants to purchase 125,000 shares of the Company’s Common Stock.    The Note bears interest at a rate of 13% per annum payable quarterly.  The entire amount of the Note, together with all accrued but unpaid interest thereon, is due and payable in full on September 30, 2011; provided that, so long as there is no continuing Event of Default, the Company may in its sole discretion extend the Maturity Date for a period of three months by paying an extension fee equal to 5% of the principal amount of the outstanding Notes.    In the event of Default on the Note, the Note shall bear interest at the rate per annum equal to 18%.  The Notes rank senior in right of payment with all indebtedness of the Company, whether currently existing or issued in the future.  The Notes are secured by a security interest in all of the assets of the Company and the Company's subsidiaries pursuant to a Security Agreement and Subsidiary Guarantee.  The Notes are convertible into shares of Common Stock of the Company at any time after the Maturity Date at an initial conversion price of $0.10 per share.    The warrants are exercisable for seven years at an exercise price of $0.10 per share.  The conversion price of the Notes and the exercise price of the warrants will be adjusted in connection with stock splits, dividends, mergers, reclassifications and similar transactions.  In addition, if at any time the closing market price of the Common Stock is less than the conversion price or exercise price for a period of 90 consecutive trading days, then the conversion price or exercise price in effect shall be reduced to the closing market price of the Common Stock on such 90th trading day; provided that in no event shall the conversion price or exercise price be reduced to less than $0.07 per share pursuant to this provision.  The investors also received certain registration rights pursuant to a Registration Rights Agreement.  In connection with this transaction, the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 32,500 shares of Common Stock. The sale of securities discussed above was made solely to accredited investors and was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

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

CMG HOLDINGS, INC.
(Registrant)

Date: August 20, 2010	By: /s/ ALAN MORELL
Alan Morell
qChief Executive Officer and Chairman of the Board	Chief Executive Officer and Chairman of the Board

Date: August 20, 2010	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman of the Board	August 20, 2010

/s/James I. Ennis	James I. Ennis	CFO & Director	August 20, 2010