Form 10-Q
period 2010-09-30
CMG HOLDINGS, INC.
filed 2010-11-22
CIK 1346655

QUARTELY REPORT SEPTEMBER 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

As of November 22, 2010, there were 63,525,662 common stock of the registrant issued and 63,468,488 shares outstanding.

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

PART I

ITEM 1:                       CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS, INC.
 UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2010 AND 2009

 CONTENTS
 ______________________________________________________________________________________

Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited)	F-2

Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash	$151,755	$32,968
Accounts receivable, net of allowance for doubtful accounts of $105,673 and $0, respectively	373,318	207,789
Marketable trading securities	136,750	--
Non marketable investments available for sale	658,142	--
Prepaid and other current assets	122,530	18,182
Deferred financing fees, net of accumulated amortization of $51,509 and $0, respectively	99,118	--
Total current assets	1,541,613	258,939

Property and equipment, net of accumulated depreciation of $20,802 and $0, respectively	284,872	--
Intangible assets, net accumulated amortization of $447,499 and $223,750 respectively	447,499	671,248

TOTAL ASSETS	$2,273,984	$930,187

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Client payable	$11,317	$11,317
Accounts payable	1,270,571	1,145,467
Accrued liabilities	182,092	360,328
Deferred revenue	95,626	19,600
Short term debt, net of unamortized discount of $0 and $11,010 respectively	--	113,990
Line of credit	182,064	175,746
Advances from related parties	127,438	42,500
Total current liabilities	1,869,288	1,868,948

Long-term debt, net of unamortized discount of $95,980	1,838,222	--
Deferred revenue	637,023	--

TOTAL LIABILITIES	4,344,533	1,868,948

STOCKHOLDERS’ DEFICIT
Preferred stock:
5,000,000 shares authorized par value $0.001 per share; none issued outstanding	--	--
Common stock:
150,000,000 shares authorized, par value $0.001 per share; 42,400,000 issued 42,362,826 and 38,207,626 shares outstanding respectively	42,363	38,208
Additional paid in capital	5,786,620	5,429,522
Treasury stock, 37,174 and 4,192,374 shares held, respectively.	37	4,192
Accumulated deficit	(7,899,569)	(6,410,683)

TOTAL STOCKHOLDERS’ DEFICIT	(2,070,549)	(938,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,273,984	$930,187

See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)

Revenues	$1,005,237	$933,742	$3,859,490	$2,991,493
Cost of revenues	297,663	155,160	1,735,964	609,160
Gross profit	707,574	778,582	2,123,526	2,382,333

Operating expenses	1,650,557	757,584	3,773,338	2,349,875

Operating income (loss)	(942,983)	20,998	(1,649,812)	32,458

Other income (expense)
Unrealized gain (loss) on marketable trading securities	13,500	--	3,500	--
Realized loss on trading securities	(23,474)	--	(23,474)	--
Bargain purchase gain	--	--	405,759	81,616
Gain on Extinguishment of Debt	--	--	--	19,565
Interest expense	(144,708)	(485,528)	(224,908)	(615,857)
Interest income	--	9,255	49	61,562

Net income (loss)	$(1,097,665)	$(455,275)	$(1,488,886)	$(420,656)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.04)	$(0.01)

Basic and diluted weighted average common shares outstanding	42,355,761	32,638,474	40,775,906	32,033,844

See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
	Nine Months Ended September 30,
	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,488,885)	$(420,656)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Bargain purchase gain	(405,759)	(81,616)
Shares issued for services	101,040	--
Amortization of intangible assets	223,749	149,167
Gain on Extinguishment of Debt	--	(19,565)
Revenue for receipt of securities	(103,301)	--
Amortization of deferred financing fees	51,509	--
Warrant expense	--	425,000
Amortization of debt discount	57,961	40,857
Depreciation expense	20,802	--
Realized (gain) loss on trading securities	23,474	--
Unrealized (gain) loss on marketable trading securities	(3,500)	--
Changes in operating assets and liabilities:
Accounts receivable	30,590	(410,934)
Prepaid expense and other current assets	(104,348)	(10,366)
Deferred revenue	1,208	(771,245)
Accrued liabilities	--	397,846
Client payable	679,002	129,817
Accounts payable	106,784	672,157
Net cash provided by (used) by operating activities	(809,675)	100,462

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(11,287)	--
Cash for sale of marketable securities	32,776	--
Acquisition of Audio Eye, Inc., net of cash received	(26,783)	--
Cash paid to acquire a bank loan	--	(250,000)
Net cash used in investing activities	(5,294)	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	84,938	25,000
Net borrowings on line of credit	6,318	55,763
Proceed from issuance of debt	1,075,000	100,000
Stock for cash	--	80,000
Payment of financing fees	(107,500)	--
Payments of debt	(125,000)	--
Cash provided by financing activities	933,756	260,763
Net increase in cash	118,787	111,225
Cash, beginning of year	32,968	13,934
Cash end of the year	$151,755	$125,159
Supplemental cash flow information:
Interest paid	$16,307	$--
Income taxes paid	--	--
Non-cash investing activity:
Acquisition of Audio Eye, Inc	$523,006	$--
Assets acquired after foreclosing on bank loan	--	331,616
Securities received for deferred revenue	732,642	--
Conversion of accrued salaries to long term notes payable	859,202	--
Warrants issued recorded as debt discount	142,931	--
Warrants issued recorded as deferred financing cost	43,127	--
See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

Formation of Empire Technologies, LLC

In September 2010, AudioEye, Inc., a wholly owned subsidiary of the Company formed Empire Technologies, LLC (“Empire”) as part of a joint venture with LVS Health Innovations, Inc. (“LVS”) whereby AudioEye owns 50% of Empire. Empire had no transactions as of September 30, 2010.

The consolidated financial statements include the accounts of CMG Holdings, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., The Experiential Agency, Inc, Audio Eye, Inc., CMGO Logistics, Inc., Empire Technologies, LLC and Creative Management Group, Inc. after elimination of all significant inter-company accounts and transactions.

Principles of consolidation

The consolidated financial statements include the accounts of CMG Holdings, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., The Experiential Agency, Inc, Audio Eye, Inc., CMGO Logistics, Inc. and Creative Management Group, Inc. after elimination of all significant inter-company accounts and transactions.

Licensing revenue

The Company recognizes revenue from licensing arrangements when the price is fixed or determinable, persuasive evidence of an arrangement exists, collectability is reasonably assured and the license has been delivered to the customer. The revenue is recognized over the term of the license agreement with any amounts received upfront being deferred and recognized over the remaining life of the license.

NOTE 2 – RESTATEMENTS

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

In the fourth quarter of fiscal 2009, the Company’s management determined that there were errors in the accounting for the acquisition of XA The Experiential Agency, Inc, which resulted in the overstatement of intangibles, leasehold improvements, amortization related to the intangibles and leaseholder improvements and the bargain purchase gain.

Therefore, the Company is adjusting its previously reported September 30, 2009 consolidated statements of operations and cash flows in this September, 2010 quarterly filing. The following tables reflect the impact of the above errors to the consolidated statements of operations for the three and nine months ended September 30, 2009:

Consolidated Statements of Operations	Nine months ended September 30, 2009
	As Previously Reported	Adjustments	As Adjusted

Revenues	$2,991,493	$--	$2,991,493
Cost of revenues	609,160	--	609,160
Gross profit	2,382,333	--	2,382,333
Operating expenses	2,413,536	(63,661)	2,349,875
Operating income (loss)	(31,203)	(63,661)	32,458
Other income (expense)
Bargain purchase gain	904,886	(823,270)	81,616
Gain on extinguishment of debt	19,565	--	19,565
Interest expense	(615,857)	--	(615,857)
Interest income	61,562	--	61,562
Net income (loss)	$338,953	$(759,609)	$(420,656)
Basic and diluted income (loss) per common share	$0.01	$(0.02)	$(0.01)

Basic weighted average common shares outstanding	32,033,844	--	32,033,844

Consolidated Statements of Operations	Three months ended September 30, 2009
	As Previously Reported	Adjustments	As Adjusted

Revenues	$933,742	$--	$933,742
Cost of revenues	155,160	--	155,160
Gross profit	778,582	--	778,582
Operating expenses	788,317	(30,733)	757,584
Operating income (loss)	(9,735)	30,773	20,998
Other income (expense)
Bargain purchase gain	--	--	--
Gain on extinguishment of debt	19,565	(19,565)	--
Interest expense	(508,357)	22,829	(485,528)
Interest income	9,255	--	9,255
Net income (loss)	$(489,272)	$43,252	$(455,275)
Basic and diluted income (loss) per common share	$(0.01)	$(0.00)	$(0.01)

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

The fair value of consideration transferred in the acquisition, the assets acquired and the liabilities assumed are set forth in the following table:

Consideration:
Cash (1)	$30,000
Common stock (2)	60,000
Warrants to purchase common stock (3)	10,000
Contingent consideration (4)	-
Total consideration	$100,000

Recognized amount of identifiable assets acquired and liabilities assumed :
Cash	$3,217
Accounts receivable	196,119
Property and equipment	294,387
Other assets	32,500
Accounts payable	(18,500)
Accrued liabilities	(1,964)
Total identifiable net assets and liabilities assumed	$505,759
Bargain purchase gain (5)	$405,579

(1)	This was paid on April 1, 2010 and as such as of March 31, 2010, the Company recognized this as a liability which is reported as “Due to sellers” in the consolidated balance sheets.
(2)	The fair value of the 1.5 million shares was determined based on the closing price at the acquisition date.
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

Unaudited pro forma operation results for the nine months ended September 30, 2010 and 2009, as though the Company had acquired Audio Eye and The Experiential Agency, Inc. on the first day of fiscal year 2009, are set forth below.  The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction take place on the first day of fiscal year 2009.

	Pro Forma
	Nine months ended September 30
	2010	2009
Revenues	$3,929,391	$3,393,202
Cost of revenues	(1,735,964)	(674,521)
Operating expenses	(3,812,959)	(2,527,752)
Other income (expense)	160,926	(453,114)
Net loss	$(1,458,606)	$(262,185)

NOTE 4:  DEBT

During nine months ended September 30, 2010, the Company borrowed $1,075,000 under five 13% Senior Secured Convertible Extendible Notes from third parties that will mature on July 1, 2011.  The Company has the option to extend the maturity date of the notes for three months by paying an extension fee of 5% of the principal amounts, provided that the Company is not in default, In the event of default, the annual interest rate increases to 18%. As of September 30, 2010, the company has elected to extend the maturity date and has accrued the 5%. The notes are convertible into common shares at any time after the maturity date at $0.10 per share. In connection with the issuance of the notes, the Company issued warrants to purchase 5,375,000 common shares. The warrants have an exercise price of $0.10 per share and a term of 7 years. The conversion price of the notes and the exercise price of the warrants contain reset provisions. If the closing market price of the stock is less than the conversion and exercise price for a period of 90 consecutive trading days, then the conversion and exercise price in effect shall be reduced to the closing market price on such 90th trading days but both conversion and exercise price shall not be reduced to less than $0.07 per share. The notes are secured by a security interest in all of the assets of the Company and its subsidiaries. The relative fair value of these warrants was calculated using Black-Scholes Model using these assumptions (1) 2.4% to 3.3% discount rate, (2) warrant life of seven years (3) expected volatility of 343% to 347%  and (4) zero expected dividend.  The relative fair value of the warrants was determined to be $142,931 and was recorded as a debt discount. The debt discount is being amortized and recorded as interest expense over the term of the notes using the effective interest method.  Amortization for the nine months ended September 30, 2010 was $46,951. In connection with the above transaction, the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 1,397,000 common shares. The fair value of these warrants was calculated using Black-Scholes Model using these assumptions (1) 2.4% to 3.3% discount rate, (2) warrant life of seven years (3) expected volatility of 343% to 347% (4) zero expected dividend. The fair value of the warrants was determined to be $43,127 and was recorded as a deferred financing cost. The total deferred financing cost which includes the $107,500 of placement agent fees is being amortized and recorded as interest expense over the term of the note using the effective interest method.  Amortization for the nine months ended September 30, 2010 was $51,509. We analyzed the convertible note and warrants issued for derivative accounting consideration and determined that derivative accounting is not applicable for these instruments.

On April 1, 2010, the Company fully paid its $125,000 loan to JT Ventures, LLC.

NOTE 5: EQUITY

Common Stock:

On January 25, 2010, 350,000 shares were issued for services provided by third parties valued at $31,500.

On March 31, 2010, 1,500,000 shares were issued for the acquisition of Audio Eye valued at $60,000. See Note 3 for details.

On May 1, 2010, 685,200 shares were issued for services to be provided by a third party over a period of 1 year and were valued at $19,871.  The Company recognized share-based compensation cost for the nine months ended September 30, 2010 of $8,280, leaving $11,591 in unrecognized cost.

On April 1, 2010, 970,000 shares were issued to Audio Eye executives and the Company recognized $32,010 of stock based compensation.

On July 1, 2010, 650,000 shares were issued for advisory services and the Company recognized $29,250 of stock based compensation.

Warrants:

During the nine months ended September 30, 2010, 250,000 warrants were issued in connection with the acquisition of Audio Eye and 6,772,500 warrants were issued in connection with the 13% Senior Secured Convertible Extendible Notes. See Notes 3 and 4 for details on the valuation of these warrants.

A summary of warrant activity for the nine months ended September 30, 2010 is as follows:

	Outstanding	Weighted Average
	and Exercisable	Exercise Price
December 31, 2009	2,400,000	$0.01
Granted	7,022,500	$0.10
Exercised	-	-
Forfeited	-	-
September 30,2010	9,442,500	$0.08

The warrants have a weighted average remaining life of 6.2 years and an aggregate intrinsic value of $197,000.

NOTE 6: RELATED PARTY TRANSACTIONS

On January 1, 2010, the Company and its executive management entered into employment agreements, effective up to 2016, regarding base salary compensation, incentive bonus consideration and expense reimbursement. The agreements provide for the deferral of payment of a portion of the annual base salary until such time that the Company has sufficient working capital, but in no case later than December 31, 2012.  The agreements also provide that the bonus consideration and expense reimbursement shall be earned upon achievement of certain performance conditions.  The executives have the option to convert the deferred base salary and any incentive bonuses and expense reimbursements earned to common stock at a conversion price that is based on the one hundred eighty (180) day average closing price of the Company’s stock prior to the conversion.  On May 19, 2010, the above agreements were amended to reflect a conversion price that will be based on the one hundred and eighty (180) day average closing price of the Company stock prior to the conversion but not to a exceed $1.00 or below $0.10. On September 30, 2010 the Company and its executive management entered into a deferred salary conversion agreement regarding 2010 salary payables and 2009 deferred salary payables consideration in order to assist with the working capital needs of the Company. The Company and its executive management agreed that the salary payables and deferred salary payables of $859,202 will be converted into a note payable due to the executives on March 31, 2012 which carries an interest rate of 1% and is unsecured.  In the event the Company has sufficient working capital to operate, the Company agreed to pay the executives an amount not to exceed 25% of the Note Payable during any quarterly period through maturity. The notes are convertible by the executives at the average closing price of the Company stock from January 1, 2010 through September 30, 2010 which was $0.057 per share.  The executives have agreed to amend the agreements to increase the interest rate to a market rate and increase the conversion price to the closing price at September 30, 2010.

Related parties advanced the Company $84,938 for working capital purposes during the nine months ended September 30, 2010.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Event marketing	$590,117	$790,733	$2,944,868	$2,282,954
Commercial rights	$119,777	$-	$187,243	$-
Consulting services	295,343	143,009	727,379	708,539

Total	$1,005,237	$933,742	$3,859,490	$2,991,493

Operating income (loss)
Event marketing	$(407,095)	$280,130	$(953,084)	$(133,466)
Commercial rights	$(153,411)	$-	$(513,192)	$-
Consulting services	(382,477)	(259,132)	(183,536)	165,923

Total	$(942,983)	$20,998	$(1,649,812)	$32,458

Assets	September 30, 2010	December 31, 2009
Event marketing	$1,056,149	$910,741
Commercial rights	1,022,589	--
Consulting services	195,246	19,446

Total	$2,273,984	$930,187

NOTE 8 - FAIR VALUE MEASUREMENTS AND INVESTMENTS

In September 2006, the FASB issued ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008. ASC 820 delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Marketable trading securities	$136,750	$-	$-	$136,750
Non marketable investments available for sale	-	-	658,142	658,142
	$136,750	$-	$658,142	$794,892

Securities and Investments

The Company applies the provisions of Accounting Standards Codification 320, “Investments – Debt and Equity Securities”, regarding marketable securities. The Company invests in securities that are intended to be bought and held principally for the purpose of selling them in the near term, and as a result, classifies such investments as trading securities. Trading securities are recorded at fair value on the balance sheet with changes in fair value being reflected as unrealized gains or losses in the current period. In addition, the Company classifies the cash flows from purchases, sales, and maturities of trading securities as cash flows from operating activities.

Details of the Company's marketable trading securities as of September 30, 2010 are as follows:

Aggregate fair value	$136,750
Gross unrealized holding gains	-
Gross unrealized holding losses	3,500

Proceeds from sales	$32,776
Gross realized gains	-
Gross realized losses	23,474
Other than temporary impairment	-

NOTE 9 – SECURITIES RECEIVED FOR REVENUE TRANSACTIONS

The Company received equity holdings in other companies in the following transactions:

a.
During the three months ended September 30, 2010, Audio Eye completed a licensing transaction with Roth Kline Inc., an organization that will be creating an Interactive Talking Coupon utilizing Audio Eye’s technology. Audio Eye in exchange for the licensing its technology received a 19.5% equity ownership position of Roth Kline as well as 2.5% licensing royalty on gross revenues of Roth Kline.  Roth Kline is currently a privately held company. The Company recorded the non marketable investment at its fair value of $658,142 and is accounting for the investment using the cost method.  The license expires at the expiration of the patents associated with the license therefore the revenue is being recognized over the life of the license for which 154 months remains at September 30, 2010. $16,662 was recognized in the three and nine months ended September 30, 2010 with $641,480 deferred as of September 30, 2010.

b.
During the three months ended September 30, 2010, CMG signed a branding agreement with XenaCare Holdings, Inc. (“XEN”), and the Company received 500,000 shares of XEN.  XEN is publicly traded. The Company recorded the marketable securities at their fair value of $74,500.  The agreement is for three years therefore the revenue is being recognized over the life of the agreement. $4,139 was recognized in the three and nine months ended September 30, 2010 with $70,361 deferred as of September 30, 2010.

c.
In 2007, CMG signed a consulting agreement with XEN and the Company was to receive 330,000 shares of XEN.  Due to concerns over collectability in 2007, the Company did not recognize revenue related to this agreement. The Company received the shares in the three months ending September 30, 2010. The Company recorded the marketable securities at their fair value of $82,500.  The services under the agreement were previously performed therefore the entire amount of revenue is being recognized in the three month period ended September 30, 2010 with $0 deferred as of September 30, 2010.

NOTE 10:  SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to September 30, 2010, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were events or transactions that warrant disclosure or recognition in the consolidated financial statements.

Audio Eye – Empire Technologies, LLC

Subsequent to September 30, 2010, Audio Eye and LVS through their Joint Venture company, Empire, completed a five year licensing transaction of its technology to Vail School District in Arizona, related to the use of Audio Eye’s technology within a technology product, The Bio Metric Display System (BDS).  Audio Eye CEO Nathaniel Bradley is a named inventor on a provisional application filed with the United States Patent Office (USPTO) along with LVS Health Innovations CEO, Richard Francis.  The Bio Metric Display System (BDS) technology will provide students and parents within public, private, technology, and other schools to access a “3D Talking Avatar” display of their own overall health and wellness. In exchange for licensing its technology, Empire  will receive Thirty (30%) percent of net profits from the sale, lease or licensing of products related to the license.

Warrants – Conversion:

            On November 5, 2010, CMGO Investors, LLC, a Delaware limited liability company, exercised its cumulative warrants to purchase 5,375,000 common shares, pursuant to the 2010 Note Purchase Agreement between the Company and CMGO Investors, LLC providing for the sale and issuance of $1,075,000 of its 13% Senior Secured Convertible Extendible Notes due 2011. The cumulative warrants to purchase the 5,375,000 shares were transferred and exercised on a cashless basis for a total of 3,695,310 shares, of which 1,015,314 shares were assigned to AtoZ Holdings, LLC, 1,906,560 shares stock were assigned to Infinite Alpha, Inc. and 773,438 shares  were assigned to Grassy Knolls, LLC.

On November 5, 2010, Intermerchant Securities, LLC a Delaware limited liability company, exercised its cumulative warrants to purchase 1,397,000 common shares pursuant to the 2010 Note Purchase Agreement between the Company and CMGO Investors, LLC as to the sale and issuance of $1,075,000 of its 13% Senior Secured Convertible Extendible Notes due 2011.  Intermerchant Securities acted as the placement agent and received compensation payments of 10% of the gross proceeds of $1,075,000 and cumulative warrants to purchase 1,397,000 shares. The cumulative warrants to purchase 1,397,000 shares were transferred and exercised on a cashless basis for a total of 960,779 shares, of which 759,686 shares were assigned to AtoZ Holdings, LLC, and 201,093 shares were assigned to Grassy Knolls, LLC.

On November 5, 2010, JT Ventures LLC, an Illinois limited liability company, exercised its cumulative warrants to purchase 2,400,000 common shares pursuant to the March 16, 2009 Warrant Purchase Agreement between the Company and JT Ventures, LLC. The cumulative warrants to purchase 2,400,000 shares were transferred and exercised on a cashless basis for a total of 2,325,000 shares, of which 275,000 shares were assigned to AtoZ Holdings, LLC, and 2,050,000 shares were assigned to Prime Equity IV, LLC.

Escrow Agreement – CMGO Investors LLC:

On October 29, 2010, the Company and CMGO Investors, LLC, a New York limited liability company, entered into an Escrow Agreement regarding the $1,075,000 13% Senior Secured Convertible Extendible Notes due 2011 in which the Company and CMGO Investors, LLC agreed not to convert these Convertible Notes until July 1, 2011. The Company issued 5,375,000 shares to CMGO Investors, LLC, and 1,397,500 shares to InterMerchant Securities, LLC in consideration for CMGO Investors, LLC agreement not to convert its Convertible Notes until July 1, 2011, of which 952,381 issued shares are to be issued in the name of CMGO Investors, LLC and which 247,619 issued shares are to be issued in the name of InterMerchant Securities LLC. The balance of 4,422,619  shares to CMGO Investors, LLC and balance of 1,149,881 shares to InterMerchant Securities, LLC.  These 4,422,619 shares to CMGO Investors, LLC and 1,149,881 shares to InterMerchant Securities, LLC shall be delivered and held by an Escrow Agent and will only to be delivered to CMGO Investors, LLC and InterMerchant Securities, LLC in the event upon non-payment by CMG the total amount due including principal, interest, pre-payment penalties and other fees on or before July 1, 2011, which has been extended to October 1, 2011 for a 5% fee in accordance with the terms of the Convertible Notes.  In the event of a non-payment by CMG to CMGO Investors, LLC, of the Amount Due by April 1, 2011 , five-percent (5%) of the CMGO Investors, LLC, Escrow Shares shall be delivered to CMGO Investors, LLC, and five-percent (5%) of the InterMerchant Escrow Shares shall be delivered to InterMerchant.

Shares for Services and for Working Capital

On October 5, 2010, 2,302,073 common shares were issued for services to be provided by third parties. On November 8, 2010, 5,250,000 shares were issued for cash of $175,000.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Gross revenues increased from $2,991,493 for the nine months ended September 30, 2009 to $3,859,490 for the nine months ended September 30, 2010. The increase in revenues is mainly due to the revenues generated from the event marketing, public relations, consulting business of, The Experiential Agency, Inc (“XA”), a wholly-owned subsidiary acquired in the second quarter of 2009 that has build up new business pipeline of new clients. The increase in revenues also includes revenues from new business generated from licensing of the patented technology from the Audio Eye, Inc. a wholly-owned subsidiary acquired in 2010.

Cost of revenues increased from $609,160 for the nine months ended September 30, 2009 to $1,735,964 for the nine months ended September 30, 2010. The increase is related to the increase in the revenues which is mainly due to the new business generated from the event marketing, public relations, consulting business of The Experiential Agency, Inc. (“XA”), a wholly-owned subsidiary acquired in the second quarter of 2009 that has build up new business pipeline of new clients.

Operating expenses increased from $2,349,875 for the nine months ended September 30, 2009 to $3,773,338 for the nine months ended September 30, 2010. The increase in operating expenses is mainly due to increased personnel, marketing, professional fees and operations from the event marketing, public relations, consulting business of XA, bad debt expenses and includes additional operating expenses from months of activity from the inclusion of the purchase of Audio Eye, Inc. a wholly-owned subsidiary acquired in 2010

The net loss for the nine months ended September 30, 2009 is $420,656 which increased to a net loss of $1,488,886 for the nine months ended September 30, 2010. This is mainly due to the increase in the legal expenses pertaining to the acquisition of Audio Eye, Inc., bad debt expenses, operating expenses regarding the lead generation related to new business pipeline of new clients in the sectors of internet accessibility, licensing, and interactive marketing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Gross revenues increased from $933,742 for the three months ended September 30, 2009 to $1,005,237 for the three months ended September 30, 2010. The decrease in revenues is mainly due to the delay in the generation of new business related to Creative Management Group and the implementation activity of new business associated with the purchase of Audio Eye, Inc. The new business for Audio Eye is forecasted to be reflective into the remainder of the calendar year. The decrease in revenues generated is offset from the event marketing, public relations, consulting business of, The Experiential Agency, Inc. a wholly-owned subsidiary acquired in the second quarter of 2009 that has build up new business pipeline of new clients.

Cost of revenues increased from $155,160 for the three months ended September 30, 2009 to $297,663 for the three months ended September 30, 2010. The increase is mainly due to the new business generated from the event marketing, public relations, consulting business of The Experiential Agency, Inc, a wholly-owned subsidiary acquired in the second quarter of 2009 that has build up new business pipeline of new clients. The increase in cost of revenue also includes three months of activity of new business generation regarding the purchase of Audio Eye, Inc forecasted to generate revenues into the remainder of the calendar year.

Operating expenses increased from $757,584 for the three months ended September 30, 2009 to $1,650,557 for the three months ended September 30, 2010. The decrease in operating expenses is mainly due to decreased personnel for Creative Management Group and reduced marketing, professional fees at public relations, consulting business of XA. This decrease in operating expenses are offset by the inclusion of additional personnel from the purchase of Audio Eye, Inc.

The net loss increased from $455,275 for the three months ended September 30, 2009 to a net loss of $1,097,665 for the three months ended September 30, 2010. This is mainly due to the decrease in revenues due to delay in implementation activity of new business associated with the purchase of Audio Eye, Inc. and the delay in the generation of new business related to Creative Management Group. The new business for Audio Eye and Creative Management is forecasted to be reflected in the remainder of the calendar year. The decrease in net income generated is offset by the event marketing, public relations, consulting business of, The Experiential Agency, Inc. (“XA”), a wholly-owned subsidiary acquired in the second quarter of 2009 that has build up new business pipeline of new clients.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2010, the Company’s cash balance was $151,755.

Cash provided by operations for the nine months ended September 30, 2009 was $100,462, as compared to cash used in operations of $809,675 for the nine months ended September 30, 2010. This change is primarily due to amortization of intangible assets, shares issued for services, and increase in accrued expenses due to increased operating expenses resulting from increased personnel and operations from the event marketing, public relations, and consulting business of XA and the purchase of the business operations of Audio Eye, Inc.

Cash used in investing activities for the nine months ended September 30, 2009 was $250,000, as compared to cash used in investing activities of $5,294 for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, the Company incurred $250,000 for the acquisition of assets of XA to obtain a note receivable from a financial institution and for the nine month ended September 30, 2010, the incurred $30,000 for to acquisition of Audio Eye, Inc. and purchase of fixed assets of $11,287 and cash received of $3,217 resulted from the acquisition of Audio Eye, Inc.

Cash provided by financing activities for the nine months ended September 30, 2009 was $260,763, as compared to $933,756 provided for the nine months ended September 30, 2010. In 2009, the Company borrowed $20,750 from its line of credit and also borrowed $25,000 from one of the management executives. In 2010, the Company secured a total of five 13% Senior Secured Convertible Extendible Notes from  third parties totaling $1,075,000, for the purchase of Audio Eye, Inc. and for working capital purposes.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of November 22, 2010, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

 SECURITY OWNERSHIP OF MANAGEMENT:
Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	10,107,000	15.91%
Common Stock	James J. Ennis	3,500,000	5.51%
Common Stock	Michael Vandetty	1,000,000	1.57%
All Directors and Executive Officers		14,607,700	22.99%

These tables are based upon 63,525,662 shares outstanding as of November 22, 2010 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 63,525,662 shares of common stock outstanding. The address for those individuals for which an address is not otherwise indicated is: c/o CMG Holdings, Inc., 5601 Biscayne Boulevard, Miami, Florida 33137, USA.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. On September 2, 2010, the Company became aware that it had been named as a Defendant in a lawsuit filed by a former employee in the United States District Court for the Southern District of Florida. The complaint alleges breach of employee contract and entitlement to additional equity in the Company. The Company disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. Although the Company has not been served with the lawsuit, the Company has retained counsel and is prepared to defend this lawsuit in the event that it is eventually served with process. The Company believes that all of the employee's claims are frivolous or are barred pursuant to the terms of the contract or various releases executed in favor of the Company by the employee. If served, the Company will seek damages against the former employee regarding breach of his employment agreement, his non-compete agreements and other causes of action.  The case is still ongoing and the matter remains unresolved.

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

CMG HOLDINGS, INC.
(Registrant)

Date: November 22, 2010	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and Chairman of the Board	Chief Executive Officer and Chairman of the Board

Date: November 22, 2010	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman of the Board	November 22, 2010

/s/James I. Ennis	James I. Ennis	CFO & Director	November 22, 2010