Form 10-K
period 2010-12-31
CMG HOLDINGS, INC.
filed 2011-04-21
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes     No  ☒

As of April 20, 2011, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $4,928,340 at $0.07 price per share, based on the closing price on the OTC Pink Sheets.  As of April 20, 2011, there were 70,404,855 common stock of the registrant issued and outstanding.

Documents Incorporated by Reference:  None

CMG HOLDINGS, INC.
FORM 10-K

TABLE OF CONTENTS

Part I

ITEM 1.	Business	4
ITEM 1A.	Risk Factors	11
ITEM 1B.	Unresolved Staff Comments	17
ITEM 2.	Properties	17
ITEM 3.	Legal Proceedings	17
ITEM 4.	Submissions of Matters to a Vote of Security Holders	17

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters	18
	and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data	22
ITEM 7.	Management’s Discussion and Analysis of Financial Condition	22
	and Results of Operations
ITEM 8.	Financial Statements and Supplementary Data	29
ITEM 9.	Change in and Disagreements with Accountants on Accounting	30
	and Financial Disclosure
ITEM 9A.	Controls and Procedures	30
ITEM 9B.	Other Information	30

Part III

ITEM 10.	Directors, Executive Officers, and Corporate Governance	31
ITEM 11.	Executive Compensation	32
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	32
	and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	33
ITEM 14.	Principal Accountant Fees and Services	33

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules	34
	Signature	34

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

Overview

CMG Holdings, Inc. is a marketing communications holding company focused on the acquisition and operation of organizations in the alternative advertising, interactive marketing, sports, entertainment, Internet content publication and distribution technology sectors.  Our Company was formed by a core group of principals who have held senior level positions with several of the largest and most successful companies in the entertainment and marketing management industry.  Our Company delivers custom marketing solutions to optimize profitability by concentrating our resources in those segments of the marketing communications and entertainment industry. Our Company operates in the sectors of talent management, event management, and commercial rights.

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

Market Strategy

We have taken strategic steps to position the Company as a marketing communications company servicing clients in domestic and international markets. We operate in a marketing landscape that has vastly changed over the last few years and continues to fragment as clients are presented with complex strategies to improve brand awareness and increase market share. To achieve our objectives of providing strategic solutions for our clients, we have invested in talent and have concentrated in high-growth areas to align our capabilities to meet the market demands of our clients.  In order to grow with our clients, we have accelerated our investment in professional talent, training and technology throughout our Company. Our market strategy and offerings can improve our organic revenue growth and operating income margin, with our ultimate objective to be fully competitive with our industry peer groups.  To increase our revenues and improve our operating margins, we will concentrate on controlling our staff expenses in non-revenue producing capacities, controlling real estate expenses such as office rent, reducing the complexity of our organization and divesting of underperforming business sectors.

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

XA, The Experiential Agency, Inc. (XA)

XA, The Experiential Agency, Inc. (XA) is CMG’s wholly owned subsidiary engaged in event marketing and management. Acquired in 2009, XA engages in a diverse range of marketing services, including interactive event strategy and planning, creative development, public relations, and nontraditional marketing. XA has staged movie and show premiers, cross country tours, hosted VIP events, staged press stunts, and other types of media events and services for leading shows, production houses, non-profit agencies and local communities across the United States. In addition to the physical planning, logistics and event implementation, XA typically takes over responsibility for the interactive side of the events to increase branding awareness over the Internet.

Key differentiators that provide the Company strong competitive advantage are its long-term presence and is in its 20th year as a successful top tier event marketing agency; outstanding long-term vendor relationships that help deliver exceptional programs to its clients; vertical integration gives its clients a single-source for all their event marketing needs, which management believes will require less outsourcing and increased profitability and delivering superior customer service and creates one-of-a-kind events and programs

Business Model

Rooted in brand creativity and client partnerships, XA maintains unique client relationships by anticipating client challenges and providing innovative solutions. The XA business model is taking strategic marketing programs to new levels of audience experience through alternative advertising and experiential marketing and interactive media solutions. The XA marketing capabilities enable their clienta and audience to “Experience” events compared to just hearing or seeing their client’s messages through holistic experiences to boost sales and increase brand awareness and customer affinity.

While XA continues to seek opportunities and win projects from Fortune 100 clients in the larger enterprise segment, their management team believes that rapid revenue growth opportunities and margin improvements are available in the comprehensive advisory services of the small to medium enterprise (SME) segment. Typically, the SME segment tends not to attract the attention of the very large players in the marketing industry as the focus is on multinationals and other national corporate clients. The SME market has many smaller firms that specialize in only a few aspects of the event marketing and business communications segments, yet SME’s face equally important challenges in terms of brand building and content management. By acting as a comprehensive integrated single source for the total marketing needs of the SME’s, XA has created a niche for itself on a national scale and will replicate the same success strategy internationally under the Company’s holding company model.

Given the fact that brand marketers are demanding a full service agency for developing and executing integrated marketing campaigns, management believes that XA will take advantage of the accelerating secular trend of shifts in corporate emphasis toward face-to-face and online event / promotional marketing versus traditional media driven selling efforts. XA is specifically focused to strategically target key segments within the event marketing space in order to capture market share in its existing geographic locations as well as enhance its national and international presence via expansion. XA is positioning itself as the Single Source Marketing Partner with its unique selling point being the ability to act as a single source for the client’s total marketing needs. This would encompass the entire spectrum of services associated with marketing, from strategizing and defining an event portfolio, conceptualization of the event theme and content creation to the final implementation / management of events. XA will also provide an ultimate client Return on Investment assessment following each implementation

Through our wholly-owned subsidiary: AudioEye, Inc., an integrated experiential marketing services company, we develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline marketing programs. Our programs assist our clients effectively promote their platforms and services directly to retailers and consumers and are intended to assist in achieving maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to motivate consumers to purchase those products, and are designed to meet the needs of our clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

AudioEye, Inc.

On March 31, 2010, The Company, acquired AudioEye, Inc. AudioEye has developed patented (one is U.S. patent number 7653544 as well as three additional pending patents) internet content publication and distribution software that enables conversion of any media into accessible formats and allows for real time distribution to end users on any internet connected device. On January 26, 2010, the USPTO issued U.S. patent number 7653544 for “Method and apparatus for website navigation by the visually impaired” filed by AudioEye, Inc. The patent application was initially filed on August 8, 2003 and this newly patented invention enables Internet navigation and breakthrough multi-format publishing capabilities. After receiving their patent, AudioEye management filed an application with newly added claims that further define embodiments of the invention and has obtained international filings now available for prosecution. The patented technology is the foundation of the AudioeEye’s mission to become the standard for Internet accessibility, mobile audio Internet navigation, and multi-format publishing technology. As a result of this acquisition, the Company is working to position AudioEye to become a leading provider in the Internet content publication and distribution software as the market opportunity for such services is huge as most websites are developed with the assumption that users can see the sites, visually-impaired users have difficulty using such websites. As a result, providing accessibility services for these websites has become a huge market opportunity as there are approximately 33 million computer users1 have some form of visual impairment.

In October 2010, Congress passed and President Obama signed into law the 21st Century Communication and Video Accessibility Act which mandates that all government websites (city, state, and federal) to be compliant and have accessibility to Americans with disabilities. As a result, providing accessibility services for these websites has become a huge market opportunity as operating systems developed such as touchtone telephone, access audio files that have already been translated, translate text-to-speech user commands that provides an ideal solution for accessibility issues thus resulting in significant demand for AudioEye’s patented solution.

Business Model

The Company is currently focused on developing a comprehensive licensing strategy for the AudioEye’s patented technology and is targeting Content Delivery Networks (CDN), website developers, and government Internet communications providers for product distribution and licensing activities. AudioEye is also pursuing patent applications under a family of patents entitled “System and Method for Audible Web Site Navigation” which includes additional mobile phone and breakthrough Really Simple Syndication (RSS) audio publishing capabilities. The Company aims to integrate this technology into its products and services to enable it to translate text to speech and speak to users in natural voices. The Company seeks to generate revenue streams from search advertising as a majority of Internet business flow through smart phones and other wireless devices in the future, which makes high quality voice services a critical component. With broad patent protection and surging market interest, Company is seeking to exploit this unique niche of the alternative marketing industry where internet searches would consist of the user stating a query; with the computer replying with options and helping the user refine his/her search by asking questions before the user locates what is wanted. AudioEye’s patented solution also addresses social issues by attracting an underserved market, effectively addresses government legislation, and creates additional revenues for businesses. AudioEye’s patented solution addresses social issues by attracting an underserved market, effectively addresses government legislation, and creates additional revenues for businesses. Assuming that management can effectively sign licensing deals and beneficial settlements or verdicts from patent infringement litigation could mean significant revenues and value for our shareholders.

Creative Management Group, Inc.  (CMG Agency)

Creative Management Group, Inc. (CMG) provides custom marketing solutions that optimize profitability by concentrating in the sectors of talent management, commercial rights and event management. The Company leverages the 75 years of its management experience in strategic marketing, commercial rights, talent management and delivering media to its clients. The Company has a long-standing partnerships and consultants in place to generate new business, organic revenues and profitability

Business Model

In the sector of Talent Management, Creative Management Group Inc. Agency manages the careers of entertainment figures and personalities through a complete approach of management and representation to match entertainment brands with our clients specific. CMG manages their client throughout sectors of literary, television, media training, image marketing, endorsements, licensing, contract negotiations and speaking appearances. The company manages the careers of writers, directors and producers in packaging in scripted and non-scripted cable and syndicated television programming and guides up and coming talent to reach their full media potential. The Company represents successful personalities that reach the public in one medium by augmenting their reach to additional audiences via dedicated readers through book publishing. This critical philosophy is the basis of the literary ventures of the Company where they work with clients who are active in multiple media platforms such as television, film, finance, internet, and retail business to develop book properties that will build and enhance a client's brand. Drawing on their experience and expertise in television, finance, healthcare to develop successful book careers ranging Company collaborates with their clients to coordinate our clients the release of a book with an upcoming television project in order to turn a book publication into a multimedia event. The Company also leverages its insights into television programming and interactive media opportunities through collections of expert-content medical, healthcare, financial, fashion and entertainment-themed vignettes sponsored by advertisers and licensed to local television stations and to create compelling entertainment content that increases multi media traffic by attracting targeted consumer audiences.  In the sector of Commercial Rights, the management of the Company has thirty year plus year track record of licensing and commercial rights success and expertise in a number of services, including corporate trademarks, brands, and entertainment and personality properties. The Company provides expert assistance in licensing brands that generate new revenue streams and build brand loyalty and also provides services including creative direction, strategy development, relationship management among licensors and licensees, contract negotiation assistance or direct contract negotiation, marketing, merchandising and global sales representation, monitoring and analyzing results and license fee collections.

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

Competition

In the competitive, highly fragmented marketing and communications industry, our company competes for business with midsize marketing firms such as Alloy Marketing, Inc., as well as large global holding companies such as International Management Group, Interpublic Group of Companies, Inc., MDC Partners, Inc. and Omnicom. These global holding companies generally have greater resources than those available us, and such resources may enable them to aggressively compete with the Company’s marketing communications businesses. We also face competition from numerous independent agencies that operate in multiple markets and w must compete with these other companies to maintain existing client relationships and to obtain new clients and assignments. We compete at this level by providing clients with marketing strategies that are focused on increasing clients’ revenues and profits.

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

Employees

As of April 19, 2011 , the company and its subsidiaries have 23  employees. The personal service character of the marketing communications sector, the quality of personnel and executive management is crucially important to the company’s continuing success.

Effect of Environmental Laws

The company believes it is compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the company.

Company Organization

The legal office of the Company is located at 5601 Biscayne Boulevard, Miami Florida 33137 with our corporate telephone number (305) 751-1667. The Company also has marketing sales offices located at  875 North Michigan Avenue, Chicago, IL 60611 and 9070 Rita Road Tucson, AZ 85747

Available Information

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

Company directors and executive officers beneficially own a substantial percentage of the Company’s outstanding common stock, which gives them control over certain major decisions on which stockholders may vote, which may discourage an acquisition of the Company

In the aggregate, the directors and executive officers as a group collectively own approximately 22% of the Company’s outstanding shares. The interests of the Company’s management may differ from the interests of other stockholders and as a result, the Company’s executive management may have the ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including electing or defeating the election of directors; amending or preventing amendment of the Company’s certificate of incorporation or bylaws; effecting or preventing a merger, sale of assets or other corporate transaction; and controlling the outcome of any other matter submitted to the stockholders for vote. The Company’s management’s stock ownership may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

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

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, the Company expects these new rules and regulations to increase compliance costs in 2010 and beyond and to make certain activities more time consuming and costly. As a public entity, the Company also expects that these new rules and regulations may make it more difficult and expensive for the Company to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for the Company to attract and retain qualified persons to serve as directors or as executive officers.

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

None.

ITEM 2:  DESCRIPTION OF PROPERTY

 The following properties are used in the operation of our business:

Corporate

   Our principal executive office of the Company is located at 5601 Biscayne Boulevard, Miami Florida 33137 and our telephone number is (305) 751-1667. The company shares this office space with a law firm whose owners are the principal owners of the company. The company does not pay rent and does not have lease for this office space as of December 31, 2010.

Sales, Marketing, Public Relations

 We currently lease office space on a monthly basis, at the location of 875 North Michigan Avenue, Chicago, IL 60611 and 9070 Rita Road Tucson, AZ 85747

ITEM 3.  LEGAL PROCEEDINGS

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

On April 20, 2011, the company became aware that on April 20, 2011, a lawsuit was filed in Clark County, Nevada against the company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges among other things that the company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. The complaint also alleges any such amendment would require shareholder approval and filing of a proxy statement. The company has yet to be served with legal process and is not yet obligated to respond to the complaint and therefore as of April 20, 2011 has not evaluated these claims or their merits.

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

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2010

First Quarter	0.15	0.03
Second Quarter	0.09	0.01
Third Quarter	0.09	0.01
Fourth Quarter	0.35	0.05

FISCAL YEAR ENDED DECEMBER 31, 2009

First Quarter	0.20	0.03
Second Quarter	0.12	0.03
Third Quarter	0.15	0.04
Fourth Quarter	0.19	0.05

Holders of Shares of Common Stock

     The Company has authorized 150,000,000 shares of common stock with a par value of $.001 per share.  As of April 19, 2011 , the Company had 70,154,855 shares of common stock issued and outstanding.  As of April 19, 2011 , there were approximately 169 stockholders of record of our common stock. This does not reflect shares held beneficially or those shares held in “street” name.

Dividend Policy

     We did not pay cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

Preferred Stock

     The Company has 5,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2010, the Company has no shares of preferred stock issued and outstanding.

Transfer Agent

     The Company’s transfer agent and registrar of the common stock is Corporate Stock Transfer, Inc. 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209. (303) 282-4800

 Penny Stock Considerations

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

Unregistered Sales Of Equity Securities and Issuance of Equity Securities And Use Of Proceeds

The following is information for all securities that the Company sold during the quarter ended December 31, 2010.  Information with respect to previously reported sales prior to January 1, 2010c may be found in the Company’s prior filings.  On January 25, 2010, 350,000 shares were issued for services provided by third parties valued at $31,500.  On March 31, 2010, 1,500,000 shares were issued for the acquisition of Audio Eye valued at $60,000. On May 1, 2010, 685,200 shares were issued for services to be provided by a third party over a period of 1 year and were valued at $19,871.  On April 1, 2010, 970,000 shares were issued to Audio Eye executives and the Company recognized $32,010 of stock based compensation. On July 1, 2010, 650,000 shares were issued for advisory services and the Company recognized $29,250 of stock based compensation. On October 5, 2010, 2,302,073 common shares were issued for services to be provided by third parties.  On November 8, 2010, 5,250,000 shares were issued for cash of $175,000.

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

ITEM 7:   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2010 included with this Form 10-K.  The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2010. The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

The Reorganization

On May 27, 2008, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement” with its controlling shareholder, Creative Management Group, Inc., a privately held Delaware corporation (“Creative Management Group”).  Upon the closing under the Reorganization Agreement on May 27, 2008, (open to filing date) the eighty shareholders of Creative Management Group delivered all of their equity interests in Creative Management Group to the Company in exchange for shares of common stock in the Company owned by Creative Management Group, as a result of which Creative Management Group became a wholly-owned subsidiary of the Company (the “Reorganization”). Pursuant to the Reorganization Agreement, at closing, the shareholders of Creative Management Group received one share of the Company’s common stock previously owned by Creative Management Group for each issued and outstanding common share owned of Creative Management Group.  As a result, 22,135,148 shares of the Company that were issued and previously owned by Creative Management Group,  are now owned directly by its shareholders.  The 22,135,148 of Creative Management Group previously owned by its shareholders are now owned by the Company, thereby making Creative Management Group a wholly-owned subsidiary of the Company. The Company did not issue any new shares as part of the Reorganization. Upon completion of the closing under the Reorganization Agreement, the Company had a total of 42,400,000 shares issued and 25,255,148 outstanding of which 20,264,852, or approximately 47.8% are held by persons who were previously shareholders of the Registrant, 22,135,148 shares, or approximately 52.2% are held by persons who were previously shareholders of Creative Management Group. Neither the Company nor Creative Management Group had any options or warrants to purchase shares of capital stock outstanding immediately prior to or following the Reorganization.   All the shares of the Company’s common stock issued in connection with the Reorganization were registered under Section 12(b) or (g) of The Securities Exchange Act of 1934 when the Registrant filed Form 10-SB/A on June 28, 2006.  All shares issued in connection with the Reorganization were issued from a “Control Shareholder”, which is a shareholder that is now or has been within the last 90 days a director or officer of the Company, or now owns or controls or within the last 90 days has owned or controlled 10% or more of the Company’s outstanding voting securities and is therefore subject to the restriction in accordance with Rule 144 of the Securities Act of 1934.

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

RECENT DEVELOPMENTS

Completion of the Acquisition of AudioEye, Inc.

On March 31, 2010, the Company and AudioEye executed the final Stock Purchase Agreement in connection with the Binding Letter of Intent signed on September 23, 2009, where the Company acquired all outstanding shares of Audio Eye, Inc. in exchange for $30,000 cash, 1.5 million shares, warrants to purchase 250,000 shares at an exercise price of $0.07 per share and a term of 5 years plus other contingent consideration.  Audio Eye develops patented internet content publication and distribution software enabling conversion of any media into accessible formats and allowing for real time distribution to end users on any internet connected device.  With this acquisition, the Company expects to be a leading provider in the Internet content publication and distribution software enabling the conversion of any media into accessible formats and allows for real time distribution to end users on any network connected device.

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
12 = Average Growth of Company Net Income of 15.01% to 20.00%
13 = Average Growth of Company Net Income of 20.01% to 25.00%
14 = Average Growth of Company Net Income of 25.01% to 30.00%
15 = Average Growth of Company Net Income of 30.01% or greater

 (With Average Growth of Company Net Income calculated over the entire YR1 to YR4 period.) For purposes of determining Company Net Income, no income from the Company derived from the Patent Strategy as set forth in Section 1.7(a) shall be included in the calculation of gross or net revenues of AudioEye or Average Growth of AudioEye Net Income. The Deferred Payment will consist of cash and newly issued restricted (not freely-trading) common stock of the Company at a ratio of Fifty Percent (50%) cash and Fifty Percent (50%) common stock. The value assigned to each share of the Buyer’s restricted common stock to be issued as part of the Deferred Payment will equal the average close of trading price of the Company’s common stock during the sixty (60) day period immediately preceding the date the deferred payment is made to Sellers.

The fair value of consideration transferred in the acquisition, the assets acquired and the liabilities assumed are set forth in the following table:

Consideration:
Cash (1)	$30,000
Common stock (2)	59,850
Warrants to purchase common stock (3)	10,000
Contingent consideration (4)	-
Total consideration	$99,850

Recognized amount of identifiable assets acquired and liabilities assumed :
Cash	$3,217
Accounts receivable	15,967
Property and equipment	196,590
Other assets	32,500
Accounts payable	(168,300)
Accrued liabilities	(1,964)
Patent	21,840
Total identifiable net assets and liabilities assumed	$99,850

(1)	This was paid on April 1, 2010 and as such as of March 31, 2010, the Company recognized this as a liability which is reported as “Due to sellers” in the consolidated balance sheets.
(2)	The fair value of the 1.5 million shares was determined based on the closing price at the acquisition date.
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

Security Agreement with JT Ventures, LLC

   On April 1, 2010, the Company paid $125,000 to fully satisfy the outstanding note payable of $100,000 and the cash fee due on January 1, 2010 to JTV pursuant to the Participation Agreement, Forbearance Agreement and Security Agreement. Since full payment was made prior to April 1, 2010, the cash fee due on such date was waived.

Year ended December 31, 2010 compared to the year ended December 31, 2009

Overview

            We have been unprofitable in both Fiscal 2010,  and Fiscal 2009 , primarily as a result of starte up expenses related to becoming a public entity, increased  operating expenses related to the acquisitions of XA, The Experiential Agency and AudioEye, Inc. and the  additional  overhead operating expenses in advance of revenue that did not materialize.

Liquidity and capital resources

As of December 31, 2010 our cash on hand was  $13,695,, as compared to $32,986 in fiscal year ended December 31, 2009.

Revenues

The Company had revenues of $4,972,093  in our fiscal year ended December 31, 2010, as compared to $3,527,493   in fiscal year ended December 31, 2009. The increase in revenues is mainly due to new business  revenues generated in public relations, marketing services and event marketing consulting business for full year of operations of XA, The Experiential Agency, Inc. compared to nine months of operations during the previous year. Also, beginning in the second quarter of 2010 , after the acquisition of  AudioEye, Inc.  the company started to generate and recognize revenues from this additional and new line of business.

Expenses

The Company had total operating expenses of $5,674,094   in our fiscal year ended December 31, 2010, as compared to $3,489,015  in fiscal year ended December 31, 2009. The increased in operating expense are due to to the Company recognizing  additional expenses associated with the acquisition of AudioEye, Inc., increased overhead operating expenses associated with being a public company and increased  expenses for  marketing services, public relations, consulting services and event marketing as well as increased salaries, rent expense, production and administrative expenses regarding a full year of operations for XA, The Experiential Agency, Inc.  line of business.

Loss
The Company incurred a net loss of $4,191,682 in our fiscal year ended December 31, 2010, as compared to a net loss of $1,672,494  in fiscal year ended December 31, 2009.  The increased loss is due to recognizing additional expenses related to acquisition of AudioEye, Inc., increased operating expenses and overhead expense related to operating as a public company. The company also has full year expenses related to marketing services, public relations, consulting services as well as full year salaries, rent expense, production and administrative expenses regarding a twelve months of operating activity for XA, The Experiential Agency, Inc.

Capital Resources

At December 31, 2010, we had assets recorded at $884,621, as compared to $930,187 in fiscal year ended December 31, 2009. Assets in 2010 primarily consisting of cash of $13,695, investments of $49,006, accounts receivables of $204,147, prepaid expenses of $71,497, fixed assets of $151,520 and intangible assets of $394,756.

Liabilities

Our liabilities at December 31, 2010 totaled $4,156,121, primarily consisting of $3,951,243 of short term liabilities and $204,878 of long term liabilities, as compared to a  $1,868,948 total liabilities balance in fiscal year ended December 31, 2009.

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
DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CMG Holdings, Inc.
5601 Biscayne Boulevard
Miami, Florida 33137

Dear Board of Directors:

We have audited the accompanying consolidated balance sheets of CMG Holdings, Inc. (“the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMG Holdings, Inc. as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 20, 2011

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
	December 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash	$13,695	$32,968
Investments	49,006
Accounts receivable	204,147	207,789
Prepaid and other	71,497	18,182
Total current assets	338,345	258,939

Property, plant and equipment, net of accumulated depreciation of $56,357 and $--, respectively	151,520	--
Intangible assets, net of accumulated amortization of $522,082 and $223,750, respectively	394,756	671,248
TOTAL ASSETS	$884,621	$930,187

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client payable	$11,317	$11,317
Accounts payable	1,713,300	1,145,467
Accrued liabilities	868,454	360,328
Deferred compensation	39,319	19,600
Short term debt, net of unamortized discount of $67,063 and $11,010, respectively	1,007,937	113,990
Line of credit	183,478	175,746
Advances from related parties - current portion	127,438	42,500

TOTAL CURRENT LIABILITIES	3,951,243	1,868,948
Advance from related parties - long term	204,878	--

TOTAL LIABILITIES	$4,156,121	1,868,948

STOCKHOLDERS’ DEFICIT
Preferred stock:
5,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$--	$--
Common stock:
150,000,000 shares authorized par value $0.001 per share; 42,400,000 issued,; 38,207,626 and 31,726,518 shares outstanding respectively	58,167	38,208
Additional paid in capital	7,272,661	5,429,522
Treasury Stock, 4,192,374 and 10,673,482 shares held, respectively.	37	4,192
Accumulated deficit	(10,602,365)	(6,410,683)

TOTAL STOCKHOLDERS’ DEFICIT	(3,271,500)	(938,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$884,621	$930,187
See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010		2009

Gross revenues		$4,972,093	$3,527,493
Cost of revenue		2,702,047	1,386,392
Gross margin		2,270,046	2,141,101

Amortization expense		298,333	223,750
Operating expenses		5,674,094	3,489,015

Operating loss		(3,702,381)	(1,571,664)

Other income (expense)
Bargain purchase gain		--	81,616
Gain on extinguishment of debt		--	19,565
Other		(72,294)	83,540
Interest expense		(417,007)		(285,556)
Interest income		--	5

Net loss	$	(4,191,682)	$(1,672,494)

Basic and diluted loss per common share		$(0.10)	$(0.05)

Basic and diluted weighted average common shares outstanding		43,828,538	33,035,	120

See accompanying notes to consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Treasury Stock		Common Stock		Paid	Accumulated	Shareholders'
	Shares	Par	Shares	Par	in Capital	Deficit	Deficit
Balances, December 31, 2008	10,673,482	$10,673	31,726,518	$31,727	$4,449,863	$(4,738,189)	$(245,926)

Shares issued for services	(3,181,108)	(3,181)	3,181,108	3,181	337,626	-	337,626

Shares issued for cash	(3,300,000)	(3,300)	3,300,000	3,300	180,000	-	180,000

Warrants expense	-	-			143,999	-	143,999

Contribution capital for accrued salary forfeited by officers	-	-	-	-	318,034	-	318,034
Net loss	-	-	-	-	-	(1,672,494)	(1,672,494)

Balances, December 31, 2009	4,192,374	$4,192	38,207,626	38,208	$5,429,522	(6,410,683)	$(938,761)

Shares issued for services	(2,655,200)	(2,655)	6,227,273	6,227	554,302	-	557,874

Shares issued for cash	-	-	5,250,000	5,250	162,250	-	167,500

Cashless warrant exercises	-	-	6,981,089	6,982	(6,982)	-	-

Shares issued for purchase of Audio Eye	(1,500,000)	(1,500)	1,500,000	1,500	58,350	-	58,350

Warrant issued for purchase of Audio Eye	-	-	-	-	10,000	-	10,000

Warrant discount – purchase of Audio Eye	-	-	-	-	186,058	-	186,058

Debt discount	-	-	-	-	879,161	-	879,161

Net loss	-	-	-	-	-	(4,191,682)	(4,191,682)

Balances, December 31, 2010	37,174	$37	58,165,988	$58,167	$7,272,661	$(10,602,365)	$(3,271,500)

See accompanying notes to consolidated financial statements.

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,191,682)	$(1,672,494)
Adjustments to reconcile net loss
to net cash used in operating activities:
Stock based compensation	557,874	337,626
Amortization of deferred financing costs	82,335	-
Amortization of intangible assets	298,333	223,750
Gain on extinguishment of debt	-	(19,565)
Amortization of debt discount	124,215	8,555
Realized loss on trading securities	23,474	-
Unrealized loss on trading securities	(72,757)	-
Warrant expense	-	143,999
Bargain purchase gain	-	(81,616)
Depreciation expense	56,357	-
Loss on write off of deposit	-	300,000
Changes in:
Accounts receivable	19,819	1,580
Prepaid expense and other current assets	14,977	(18,182)
Deferred revenue	19,719	(751,645)
Accrued expense	1,585,920	288,003
Client payable	-	3,317
Accounts payable	364,767	1,115,691

Net cash used in operating activities	(1,116,649)	(120,981)

CASH FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(11,287)	-
Cash from sale of trading securities	32,776	-
Cash paid for acquisition of AudioEye	(30,000)	-
Cash proceeds from acquisition of AudioEye	3,217	(250,000)

Net cash used in investing activities:	(5,294)	(250,000)

FINANCING ACTIVITIES
Advances from related parties	84,938	42,500
Stock issued for cash	167,500	180,000
Net borrowings on line of credit	7,732	67,515
Proceeds from issuance of debt	1,075,000	100,000
Payments on debt	(125,000)	-
Payment of financing fees	(107,500)	-

Net cash provided by financing activities	1,102,670	390,015

Net increase (decrease) in cash	(19,273)	19,034
Cash, beginning of year	32,968	13,934
CASH BALANCE AT END OF YEAR	$13,695	$32,968
Supplemental cash flow information:
Income tax paid	$--	$--
Interest paid	56,501	141,557
Non-Cash investing and financing:
Acquisition of AudioEye	270,324	331,616
Conversion of accrued salaries to note payable	1,046,702	318,034
Debt discount on accrued salary conversion	879,161	-
Debt discount on warrant issued to acquire AudioEye	142,931	-
Deferred financing costs on warrant issued to acquire AudioEye	43,127	-
Cashless warrant exercises	6,982	-

See accompanying notes to consolidated financial statements.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Creative Management Group, Inc. was formed in Delaware on August 13, 2002 as a limited liability company named Creative Management Group, LLC. On August 7, 2007, this entity converted to a corporation and changed its legal name to Creative Management Group Inc. The company is a sports, entertainment, marketing and management company that operates around distinct vertical disciplines of talent management, including personal representation in the fields of sports, entertainment, personalities and literature; commercial rights, including marketing and sales, consulting, branding and image marketing and endorsements, licensing, sponsorships; and event management, including implementation, sponsorships, licensing and broadcast, production, syndication.

On February 20, 2008, Creative Management Group, Inc. formed CMG Acquisitions, Inc., a Delaware company, for the purpose of acquiring companies and expansion strategies. On February 20, 2008, Creative Management Group, Inc. acquired 92.6% of Pebble Beach Enterprises, Inc. (a publicly traded company) and changed the name to CMG Holdings, Inc. (“the Company”). The purpose of the acquisition was to effect a reverse merger with Pebble Beach Enterprises, Inc. at a later date.  On May 27, 2008, Pebble Beach entered into an Agreement and Plan of Reorganization with its controlling shareholder, Creative Management Group, Inc., a privately held Delaware corporation. Upon closing the eighty shareholders of Creative Management Group delivered all of their equity interests in Creative Management Group to Pebble Beach in exchange for shares of common stock in Pebble Beach owned by Creative Management Group, as a result of which Creative Management Group became a wholly-owned subsidiary of Pebble Beach. The shareholders of Creative Management Group received one share of Pebble Beach’s common stock previously owned by Creative Management Group for each issued and outstanding common share owned of Creative Management Group. As a result, the 22,135,148 shares of Pebble Beach that were issued and previously owned by Creative Management Group, are now owned directly by its shareholders. The 22,135,148 of Creative Management Group previously owned by its shareholders are now owned by Pebble Beach, thereby making Creative Management Group a wholly-owned subsidiary of Pebble Beach. Pebble Beach did not issue any new shares as part of the Reorganization. The transaction was accounted for as a reverse merger and recapitalization whereby Creative Management Group is the accounting acquirer. Pebble Beach was renamed CMG Holdings, Inc.  On April 1, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed the acquisition of The Experiential Agency, Inc. See Note 3 for details.  On March 31, 2010, the Company and AudioEye completed the final Stock Purchase Agreement under which the Company acquired all of the outstanding capital stock of AudioEye.

Principles of Consolidation

The consolidated financial statements include the accounts of CMG Holdings, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., The Experiential Agency, Inc, Audio Eye, Inc., CMGO Logistics, Inc., Empire Technologies, LLC and Creative Management Group, Inc. after elimination of all significant inter-company accounts and transactions. In September 2010, AudioEye, Inc., a wholly owned subsidiary of the Company formed Empire Technologies, LLC (“Empire”) as part of a joint venture with LVS Health Innovations, Inc. (“LVS”) whereby AudioEye owns 50% of Empire. Empire had no transactions as of  as of December 31, 2010.

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

Concentrations of Risk

The Company maintains its cash balances at two financial institutions where they are insured by the Federal Deposit Insurance Corporation up to $250,000 each.  At December 31, 2010, neither of these accounts was in excess of the limit. The company also maintains a money market investment account at one securities firm where the account is insured by the Securities Investor Protection Corporation up to $500,000 for the bankruptcy, etc., of the securities firm. At December 31, 2009, the account had no balance in excess of the limit.

Revenue and Cost Recognition

In general, the Company recognizes revenues when earned, when the services or conditions relating to the services have been performed or satisfied by the entity, and recognizes costs when the expenses are incurred.  Depending on the terms of the client contract, revenue is derived from diverse arrangements involving fees for services performed, and commissions. The Company earns consulting fees by providing branding, imaging marketing and talent placement services, event management including, implementation, and production management. The Company also earns commissions through contract negotiations in talent representation and endorsement contracts. A majority of the Company’s client contracts are individually negotiated and accordingly, the terms of client engagements and the basis on which the company earns commissions and fees may vary significantly.  For talent representation, the Company generally records revenue net of pass-through charges as the Company believes the key indicators of the business suggest we generally act as an agent on behalf of our clients.  This is recorded when we receive the gross payment.  In those businesses where the key indicators suggest the Company acts as principal, the Company records the gross amount billed to the client as revenue and the related costs incurred as operating expenses.  This is generally recorded as the services are provided.

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

Stock-based compensation

Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. CMG Holdings, Inc. accounts for compensation cost for stock option plans and for share based payments to non-employees in accordance with ASC 718.  Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is generally five years.  Depreciation expense was $56,357 and $0 for the years ended December 31, 2010 and December 31, 2009.

Intangible Assets

Intangible assets are stated at cost, net of accumulated amortization.  Amortization is computed using the straight-line method over the estimated useful life of the respective asset, which is three years.  Amortization expense was $298,333 and $223,750 for the years ended December 31, 2010 and December 31, 2009.

Long-lived Assets

In accordance with ASC 360-10, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company recognized no impairment loss at December 31, 2010 or December 31, 2009.

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

Basic and Diluted Net Loss per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended December 31, 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently Issued Accounting Pronouncements

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our accompanying financial statements.

NOTE 2:  ASSET ACQUISITION OF AUDIOEYE, INC.

On March 31, 2010, the Company and AudioEye executed the final Stock Purchase Agreement where the Company acquired all outstanding shares of Audio Eye, Inc. in exchange for $30,000 cash, 1.5 million shares, warrants to purchase 250,000 shares at an exercise price of $0.07 per share and a term of 5 years plus other contingent consideration.  Audio Eye develops patented internet content publication and distribution software enabling conversion of any media into accessible formats and allowing for real time distribution to end users on any internet connected device.  With this acquisition, the Company expects to be a leading provider in the Internet content publication and distribution software enabling the conversion of any media into accessible formats and allows for real time distribution to end users on any network connected device.

 In accordance with the Stock Purchase Agreement,the Company paidto the Sellers the sum of Thirty Thousand Dollars ($30,000) (the “Initial Cash Payment”) and issued to the Sellers newly issued One Million Five Hundred Thousand (1,500,000) shares of the Company'scommon stock (the “Stock Payment”) and warrants (the “Buyer Warrants”) to purchase additional newly issued shares of the Company'scommon stock (the “Warrant Payment”). The Initial Cash Payment, the Stock Payment and the Warrant Payment were each to be apportioned and issued to the individual Sellers pro rata to their ownership in the Company at closing. The Buyer Warrants areexercisable in the aggregate for up to an additional Two Hundred Fifty Thousand (250,000) newly issued shares of the Company’scommon stock; at a strike price per share equal to the closing price of the Company’s common stock onthe last trading day immediately preceding the Closing Date; have a term of five (5) years from the Closing Date; are exercisable immediately following the Closing; provide for cashless exercise; contain standard weighted average anti-dilution provisions.   As part of the Working Capital Funding Obligation, the Company provided to the Company at closing an initial working capital contribution of Four Hundred Seventy Thousand Dollars ($470,000), a portion of which was usedby AudioEyeto retire the long-term and current debt on its books.

               As part of the working capital funding obligation, the Company will provide to AudioEye a deferred working capital  contribution of up to Two Million Five Hundred Thousand Dollars ($2,500,000). The Company will fund the deferred working capital contribution to Audio Eye as follows:  Six Hundred Twenty-Five Thousand Dollars ($625,000) within ninety (90) days after AudioEye achieves cumulative Contract Sales Value of Two Million Five Hundred Thousand Dollars ($2,500,000) subsequent to the Closing. Six Hundred Twenty-Five Thousand Dollars ($625,000) within ninety (90) days after AudioEye achieves cumulative Contract Sales Value of Five Million Five Hundred Thousand Dollars ($5,500,000) subsequent to the Closing. One Million Two Hundred and Fifty Thousand Dollars ($1,250,000) within ninety (90) days after AudioEye achieves a cumulative Contract Sales Value of Ten Million Dollars ($10,000,000) subsequent to the Closing. Even if the Contract Sales Value targets in the Stock Purchase Agreementare not achieved, the Company will provide to AudioEye working capital of at least Five Hundred Thousand Dollars ($500,000) on the eighteen (18) month anniversary of the Closing Date and an additional Five Hundred Thousand Dollars ($500,000) on the thirty-six (36) month anniversary of the Closing Date. Company authorizes AudioEye to, and AudioEye may without further authorization from the Company and in the ordinary course of business, use up to Twenty-Five Percent (25%) of each deferred working capital contribution as it is received from the Company to effectuate and fund a patent infringement enforcement and licensing strategy pertaining to AudioEye’s current and future patented intellectual property.

        As part of the Purchase Price, the remainder of the Purchase Price (following payment of the Initial Cash Payment, the Stock Payment and the Warrant Payment at Closing) will consist of, and be paid to the Sellers by the Company, as follows; During the life of the patents covering AudioEye's technology, fifty percent (50%) of any cash received from income earned, settlements or judgments directly resulting from the patent strategy (whether received by the Company, AudioEye or any of the Company’s Affiliates), net of any direct costs or tax implications incurred in the pursuit of the patent strategy, which amounts the Company will pay promptly to the Sellers following receipt, with each Seller receiving a portion equal to their pro rata ownership in AudioEye at Closing; and paymentto be paid in 2014 within thirty (30) days after AudioEye’s year-end 2013 financial statements are completed and audited by an independent Public Company Accounting Oversight Board (“PCAOB”) accounting firm and that will reflect the average Company Net Income for the years 2010, 2011, 2012, and 2013 based on the following formula:

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
12 = Average Growth of Company Net Income of 15.01% to 20.00%
13 = Average Growth of Company Net Income of 20.01% to 25.00%
14 = Average Growth of Company Net Income of 25.01% to 30.00%
15 = Average Growth of Company Net Income of 30.01% or greater

 (With Average Growth of Company Net Income calculated over the entire YR1 to YR4 period.) For purposes of determining Company Net Income, no income from the Company derived from the Patent Strategy as set forth in Section 1.7(a) shall be included in the calculation of gross or net revenues of AudioEye or Average Growth of AudioEye Net Income. The Deferred Payment will consist of cash and newly issuedcommon stock of the Company at a ratio of Fifty Percent (50%) cash and Fifty Percent (50%) common stock. The value assigned to each share of the Buyer’s restricted common stock to be issued as part of the Deferred Payment will equal the average close of trading price of the Company’s common stock during the sixty (60) day period immediately preceding the date the deferred payment is made to Sellers.

The fair value of consideration transferred in the acquisition, the assets acquired and the liabilities assumed are set forth in the following table:

Consideration:
Cash (1)	$30,000
Common stock (2)	59,850
Warrants to purchase common stock (3)	10,000
Contingent consideration (4)	-
Total consideration	$99,850

Recognized amount of identifiable assets acquired and liabilities assumed :
Cash	$3,217
Accounts receivable	15,967
Property and equipment	196,590
Other assets	32,500
Accounts payable	(168,300)
Accrued liabilities	(1,964)
Patent	21,840
Total identifiable net assets and liabilities assumed	$99,850

(1)	This was paid on April 1, 2010 and as such as of March 31, 2010, the Company recognized this as a liability which is reported as “Due to sellers” in the consolidated balance sheets.
(2)	The fair value of the 1.5 million shares was determined based on the closing price at the acquisition date.
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
Unaudited pro forma operation results for the year ended December 31, 2010 and 2009, as though the Company had acquired Audio Eye and The Experiential Agency, Inc. on the first day of fiscal year 2009, are set forth below.  The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on the first day of fiscal year 2009.

	Pro Forma
	For the year ended December 31
	2010	2009
Revenues	$5,041,795	$4,201,416
Cost of revenues	(2,702,047)	(1,934,490)
Operating expenses	(6,106,558)	(3,960,651)
Other income (expense)	(489,301)	(607,410)
Net loss	$(4,256,111)	$(2,301,135)

NOTE 3:  NOTES PAYABLE

Security Agreement – JT Ventures, LLC:

   On April 1, 2010, the Company paid $125,000 to fully satisfy the outstanding note payable of $100,000 and the cash fee due on January 1, 2010 to JTV pursuant to the Participation Agreement, Forbearance Agreement and Security Agreement. Since full payment was made prior to April 1, 2010, the cash fee due on such date was waived.

Security Agreement – CMGO Investors, LLC:

During year ended December 31, 2010, the Company borrowed $1,075,000 under five 13% Senior Secured Convertible Extendible Notes from third parties that will mature on July 1, 2011. The Company has the option to extend the maturity date of the notes for three months by paying an extension fee of 5% of the principal amounts, provided that the Company is not in default, In the event of default, the annual interest rate increases to 18%. As of December 31, 2010, the company has elected to extend the maturity date and has accrued the 5%. The notes are convertible into common shares at any time after the maturity date at $0.10 per share. In connection with the issuance of the notes, the Company issued warrants to purchase 5,375,000 common shares. The warrants have an exercise price of $0.10 per share and a term of 7 years. The conversion price of the notes and the exercise price of the warrants contain reset provisions. If the closing market price of the stock is less than the conversion and exercise price for a period of 90 consecutive trading days, then the conversion and exercise price in effect shall be reduced to the closing market price on such 90th trading days but both conversion and exercise price shall not be reduced to less than $0.07 per share. The notes are secured by a security interest in all of the assets of the Company and its subsidiaries. The relative fair value of these warrants was calculated using Black-Scholes Model using these assumptions (1) 2.4% to 3.3% discount rate, (2) warrant life of seven years (3) expected volatility of 343% to 347% and (4) zero expected dividend. The relative fair value of the warrants was determined to be $142,931 and was recorded as a debt discount. The debt discount is being amortized and recorded as interest expense over the term of the notes using the effective interest method. Amortization for the year ended December 31, 2010 was $75,868. In connection with the above transaction, the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 1,397,000 common shares. The fair value of these warrants was calculated using Black-Scholes Model using these assumptions (1) 2.4% to 3.3% discount rate, (2) warrant life of seven years (3) expected volatility of 343% to 347% (4) zero expected dividend. The fair value of the warrants was determined to be
$43,127 and was recorded as a deferred financing cost. The total deferred financing cost which includes the $107,500 of placement agent fees is being amortized and recorded as interest expense over the term of the note using the effective interest method. Amortization for the year ended December 31, 2010 was $82,335. We analyzed the convertible note and warrants issued for derivative accounting consideration and determined that derivative accounting is not applicable for these instruments.

The note agreements have various covenants. The agreements require the purchaser provide the company with notice and a cure period of 10 days prior to an event qualifying as an event of default under the agreement. The agreements require a) the company within 90 days after the close of each fiscal year of the Company, deliver to the Purchaser and InterMerchant the balance sheet of the Company as at the end of such fiscal year and the related statements of income and retained earnings and statement of cash flows for such fiscal year certified by an independent registered accounting firm of recognized national standing, accompanied by an opinion of such accounting firm (which opinion shall be without any qualification or exception as to scope of audit) stating that in the course of its regular audit of the financial statements of the Company, which audit was conducted in accordance with GAAP, such accounting firm obtained no knowledge of any Default or an Event of Default relating to financial or accounting matters which has occurred and is continuing or, if in the opinion of such accounting firm such a Default or an Event of Default has occurred and is continuing, a statement as to the nature thereof, and management’s discussion and analysis of the important operational and financial developments during such fiscal year. The timely public filing of the items described on EDGAR shall satisfy the delivery requirement under this provision but only with respect to the financial statements but not the opinion of the independent registered public accounting firm; and b) the Company deliver written Notice to the Purchaser within three Business Days after any Officer of the Company has knowledge of the occurrence of any event that, with the giving of notice or the lapse of time or both, would become an Event of Default under the agreement. As of April 20, 2011, the Company has not delivered to the purchaser the aforementioned information under a) or notice under b).  As of April 20, 2011, the Company has not received notice of default from the purchaser.  It is the Company’s opinion that the filing hereof constitutes compliance with the terms and provisions of the agreements prior to the delivery by the purchaser of notice of default.

 NOTE 4: RELATED PARTY TRANSACTIONS

The company shares an office space with a law firm whose owners are the principal owners of the company. The company paid the law firm for the related expenses incurred by the company.

From time to time the company borrows money from its officers. These advances from the officers bear no interest and they are due on demand. As of December 31, 2010 , the Company owes $332,316  as related parby debt to three officers. There were a total of related party payables of $42,500 due to the officers at December 31, 2009.

On January 1, 2010, the Company and its executive management entered into employment agreements, effective up to 2016, regarding base salary compensation, incentive bonus consideration and expense reimbursement. The agreements provide for the deferral of payment of a portion of the annual base salary until such time that the Company has sufficient working capital, but in no case later than December 31, 2012.  The agreements also provide that the bonus consideration and expense reimbursement shall be earned upon achievement of certain performance conditions.  The executives have the option to convert the deferred base salary and any incentive bonuses and expense reimbursements earned to common stock at a conversion price that is based on the one hundred eighty (180) day average closing price of the Company’s stock prior to the conversion.  On May 19, 2010, the above agreements were amended to reflect a conversion price that will be based on the one hundred and eighty (180) day average closing price of the Company stock prior to the conversion but not to a exceed $1.00 or below $0.10. On September 30, 2010 the Company and its executive management entered into a deferred salary conversion agreement regarding 2010 salary payables and 2009 deferred salary payables consideration in order to assist with the working capital needs of the Company. The Company and its executive management agreed that the salary payables and deferred salary payables of $859,202 will be converted into a note payable due to the executives on March 31, 2012 which carries an interest rate of 1% and is unsecured.  In the event the Company has sufficient working capital to operate, the Company agreed to pay the executives an amount not to exceed 25% of the Note Payable during any quarterly period through maturity. The notes are convertible by the executives at the average closing price of the Company stock from January 1, 2010 through September 30, 2010 which was $0.057 per share.  The executives have agreed to amend the agreements to increase the interest rate to a market rate and increase the conversion price to the closing price at September 30, 2010. On December 31, 2010 the Company and its executive management entered into a deferred salary conversion agreement regarding 2010 salary payables consideration in order to assist with the working capital needs of the Company. The Company and its executive management agreed that the salary payables and deferred salary payables of $187,500 will be converted into a note payable due to the executives on March 31, 2012 which carries an interest rate of 1% and is unsecured.  In the event the Company has sufficient working capital to operate, the Company agreed to pay the executives an amount not to exceed 25% of the Note Payable during any quarterly period through maturity. The notes are convertible by the executives at the average closing price the conversion price to the closing price at December 31, 2010.

NOTE 5: LINE OF CREDIT

The company obtained a credit line from Smith Barney that is secured by the company’s Smith Barney money market account.  The loan balance as of December 31, 2010 and 2009 was $183,478  and $175,746, respectively.  The credit line carries an annual interest rate equivalent to the bank’s prime rate.

NOTE 6: INCOME TAX

The Company accounts for income taxes using the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Under the liability method, the deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward was approximately $6,851,213 at December 31, 2010, and will begin to expire in 2027.

At December 31, 2010 and 2009, deferred tax assets consisted of the following:

	2010	2009
Deferred tax assets due to net operating loss carry forward	2,397,924	1,070,000
Valuation allowance	(2,397,924)	(1,070,000)
Net deferred tax assets	-	-

NOTE 7:  EQUITY

Common Stock:

During the year ended December 31, 2009:

3,300,000 shares were issued from the shares held in reserve held by CMG Acquisition, Inc. for cash amounting to $180,000.  3,181,108 shares were issued from the shares held in reserve held by CMG Acquisition, Inc. for services provided by third parties valued at $337,626.

During the year ended December 31, 2010:

On January 25, 2010, 350,000 shares were issued for services provided by third parties valued at $31,500.  On March 31, 2010, 1,500,000 shares were issued for the acquisition of Audio Eye valued at $58,350. See Note 3 for details. On May 1, 2010, 685,200 shares were issued for services to be provided by a third party over a period of one year and were valued at $13,247.  On April 1, 2010, 970,000 shares were issued to Audio Eye executives and the Company recognized $31,040 of stock based compensation. On July 1, 2010, 650,000 shares were issued for advisory services and the Company recognized $28,600 of stock based compensation. On October 6, 2010, 2,372,073 common shares were issued for services to be provided by third parties valued at $211,115. On November 8, 2010, 5,250,000 shares were issued for cash of $167,500.

Common Stock Warrants:

During the year ended December 31, 2009, 2,400,000 warrants were issued to JT Ventures, LLC in connection with the Participation / Forbearance Agreements.  During the year ended December 31, 2010, the Company borrowed $1,075,000 under five 13% Senior Secured Convertible Extendible Notes from third parties. In connection with the issuance of the notes, the Company issued warrants to purchase 5,375,000 common shares. The warrants have an exercise price of $0.10 per share and a term of 7 years. In connection with the above transaction, the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 1,397,000 common shares. The warrants have an exercise price of $0.10 per share and a term of 7 years.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

The company entered into three executive employment agreements in 2010, effective January 1, 2010, end in 2016.  In 2009, the Company entered into a sublease to operate an additional office at 640 West 28th Street, New York, NY 10021, 875 North Michigan Avenue, Chicago, IL 60611 and 9070 Rita Road Tucson, AZ 85747. The company guarantees this lease. For the years ended December 31, 2010 and 2009, the company incurred rent expense of $497,851 and $337,762, respectively.

Future minimum lease payments for the above leases are as follows:

2011 2012 2013 2014 2015 Thereafter	$ 477,303 414,581 347,789 358,223 369,215 93,001
$2,060,112

NOTE 9:    WARRANTS – CONVERSION:

            On November 5, 2010, CMGO Investors, LLC, a Delaware limited liability company, exercised its cumulative warrants to purchase 5,375,000 common shares, pursuant to the 2010 Note Purchase Agreement between the Company and CMGO Investors, LLC providing for the sale and issuance of $1,075,000 of its 13% Senior Secured Convertible Extendible Notes due 2011. The cumulative warrants to purchase the 5,375,000 shares were transferred and exercised on a cashless basis for a total of 3,695,310 shares, of which 1,015,314 shares were assigned to AtoZ Holdings, LLC, 1,906,560 shares stock were assigned to Infinite Alpha, Inc. and 773,436 shares  were assigned to Grassy Knolls, LLC.

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

NOTE 10:   ESCROW AGREEMENT – CMGO INVESTORS LLC:

On October 29, 2010, the Company and CMGO Investors, LLC, a New York limited liability company, entered into an Escrow Agreement regarding the $1,075,000 13% Senior Secured Convertible Extendible Notes due 2011 in which the Company and CMGO Investors, LLC agreed not to convert these Convertible Notes until July 1, 2011. The Company issued 5,375,000 shares to CMGO Investors, LLC, and 1,397,500 shares to InterMerchant Securities, LLC in consideration for CMGO Investors, LLC agreement not to convert its Convertible Notes until July 1, 2011, of which 952,381 issued shares are to be issued in the name of CMGO Investors, LLC and which 247,619 issued shares are to be issued in the name of InterMerchant Securities LLC. The balance of 4,422,619  shares to CMGO Investors, LLC and balance of 1,149,881 shares to InterMerchant Securities, LLC.  These 4,422,619 shares to CMGO Investors, LLC and 1,149,881 shares to InterMerchant Securities, LLC shall be delivered and held by an Escrow Agent and will only to be delivered to CMGO Investors, LLC and InterMerchant Securities, LLC in the event upon non-payment by CMG the total amount due including principal, interest, pre-payment penalties and other fees on or before July 1, 2011, which has been extended to October 1, 2011 for a 5% fee in accordance with the terms of the Convertible Notes.  In the event of a non-payment by CMG to CMGO Investors, LLC, of the amount due by April 1, 2011 , five-percent (5%) of the CMGO Investors, LLC, Escrow Shares was to be delivered to CMGO Investors, LLC, and five-percent (5%) of the InterMerchant Escrow Shares was to be delivered to InterMerchant.  CMG did not make the required payment due by April 1, 2011 and 5% of the escrow shares will be due to both parties upon settlement of the balance.

NOTE 11:   SEGMENTS

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

	Twelve months ended December 31,
	2010	2009
Revenue:
Event marketing	$3,792,420	$2,638,517
Commercial rights	$387,017	$342,050
Consulting services	792,656	546,926

Total	$4,972,093	$3,527,493

Operating income (loss)
Event marketing	$(1,645,338)	$(841,715)
Commercial rights	$(1,920,797)	$(771,576)
Consulting services	(136,246)	546,926

Total	$(3,702,381)	$(1,066,365)

Assets	December 31, 2010 ,	December 31, 2009
Event marketing	$583,476	$910,741
Commercial rights	103,418	19,446
Consulting services	197,727	-

Total	$884,621	$930,187

NOTE 12:  FAIR VALUE MEASUREMENTS AND INVESTMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008. ASC 820 delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Marketable trading securities	$49,006	$-	$-	$49,006
Non marketable investments available for sale	-	-	-	-
	$49,006	$-	$-	$49,006

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

Details of the Company's marketable trading securities as of December 31, 2010 are as follows:

Aggregate fair value	$49,006
Gross unrealized holding gains	-
Gross unrealized holding losses	49,006

Proceeds from sales	$32,776
Gross realized gains	-
Gross realized losses	23,474
Other than temporary impairment	-

NOTE 13:  SECURITIES RECEIVED FOR REVENUE TRANSACTIONS

The Company received equity holdings in other companies in the following transactions:

•
On September 30, 2010, Audio Eye completed a licensing transaction with Roth Kline Inc., an organization that will be creating an Interactive Talking Coupon utilizing Audio Eye’s technology.  In exchange for licensing its technology, Audio Eye received a 19.5% equity ownership position of Roth Kline as well as a 2.5% licensing royalty on gross revenues of Roth Kline.  Roth Kline is currently a privately held company.  The Company recorded the non-marketable investment at its fair value of $0 and is accounting for the investment using the cost method.  The license expires at the expiration of the patents associated with the license.

•
During the three months ended September 30, 2010, CMG signed a branding agreement with XenaCare Holdings, Inc. (“XEN”), and the Company received 500,000 shares of XEN.  XEN is publicly traded. The Company recorded the marketable securities at their fair value of $74,500.  The agreement is for three years therefore the revenue is being recognized over the life of the agreement. $4,139 was recognized for twelve months ended December 31, 2010.  with $70,361 deferred as of December 31, 2010.

•
In 2007, CMG signed a consulting agreement with XEN and the Company was to receive 330,000 shares of XEN.  Due to concerns over collectability in 2007, the Company did not recognize revenue related to this agreement. The Company received the shares in the three months ended September 30, 2010. The Company recorded the marketable securities at their fair value of $82,500.  The services under the agreement were previously performed therefore the entire amount of revenue is being recognized during the period ended December 31, 2010 with $0 deferred as of December 31, 2010.

NOTE 14: LEGAL PROCEEDINGS

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

On April 20, 2011, the company became aware that on April 20, 2011, a lawsuit was filed in Clark County, Nevada against the company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges among other things that the company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. The complaint also alleges any such amendment would require shareholder approval and filing of a proxy statement. The company has yet to be served with legal process and is not yet obligated to respond to the complaint and therefore as of April 20, 2011 has not evaluated these claims or their merits.

NOTE 15: SUBSEQUENT EVENTS

On January 6, 2011 the company signed a convertible debenture agreement with Garlette, LLC, for the sum of $50,000 of  the Company's Secured Convertible Debenture/ Line of Credit with Morgan Stanley/Smith Barney with initial draw down of line issue date in September 2007. The Company promises to pay interest on the unpaid outstanding principal balance at an annual rate equal twenty percent (20%). The debt holder shall have the right from and after the date of the issuance of this note and at any time until this note is fully paid, to convert any outstanding and unpaid principal portion of this note, and accrued Interest, at the election of the Debt Holder into Common Stock.  The number of conversion Shares to be issued upon each conversion of this Note shall be determined by dividing that portion of the principal of this Note and accrued interest to be converted by the conversion per share shall be 25% of the average of the five lowest closing prices for the company's stock during the previous 30 trading days. The amount of the Note in total of $25,000 was converted on January 10, 2011 into 357,143 shares of common stock. The amount of the Note in total of $25,000 was converted on January 18, 2011 into 357,143 shares of common stock.

On February 17, 2011 the company signed a convertible debenture agreement with American Settlements, LLC, for the sum of $25,000 of the Company's Secured Convertible Debenture/ Line of Credit with Morgan Stanley/Smith Barney with initial draw down of line issue date in September 2007. The Company promises to pay interest on the unpaid outstanding principal balance at an annual rate equal twenty percent (20%). The debt holder shall have the right from and after the date of the issuance of this note and at any time until this note is fully paid, to convert any outstanding and unpaid principal portion of this note, and accrued Interest, at the election of the Debt Holder into Common Stock.  The number of conversion Shares to be issued upon each conversion of this Note shall be determined by dividing that portion of the principal of this Note and accrued interest to be converted by the conversion per share shall be 25% of the average of the five lowest closing prices for the company's stock during the previous 30 trading days. The Note amount was immediately converted into 548,246 shares of common stock.

On March 14, 2011 the company signed a convertible promissory note agreement with Asher Enterprises, Inc. for the sum of $75,000, together with any interest as set forth herein due on December 16, 2011 and to pay interest on the unpaid principal balance hereof at an interest rate of eight percent (8%) per annum from the date hereof until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The convertible promissory note calls 4,510,826 shares to be reserved for issuance upon conversion of this Note and any amount not paid by December 16, 2011 will incur a 22% interest rate. The conversion price will be 58% multiplied by market price which is the average of the lowest three trading prices for the Common Stock during the ten trading day period ending on the latest complete Trading Day prior to the Conversion Date.

On March 21, 2011 the company signed a convertible debenture agreement with American Settlements, LLC, for the sum of $25,000 of the Company's Secured Convertible Debenture/ Line of Credit with Morgan Stanley/Smith Barney with initial draw down of line issue date in September 2007. The Company promises to pay interest on the unpaid outstanding principal balance at an annual rate equal twenty percent (20%). The debt holder shall have the right from and after the date of the issuance of this note and at any time until this note is fully paid, to convert any outstanding and unpaid principal portion of this note, and accrued Interest, at the election of the Debt Holder into Common Stock.  The number of conversion Shares to be issued upon each conversion of this Note shall be determined by dividing that portion of the principal of this Note and accrued interest to be converted by the conversion per share shall be 25% of the average of the five lowest closing prices for the company's stock during the previous 30 trading days. The Note amount was immediately converted into 735,835 shares of common stock.

On February 9, 2011, an individual purchased 120,000 units at $0.10 each for a total sum of $12,000. Each Unit consists one Common Share and with a detachable A and B Warrant.  The A Warrant is for 20% of the Shares represented herein at a strike price of $0.25 for three years, and the B Warrant is for 20% of the Shares represented herein at a strike price of $0.50 for three years.  The Company can call each of the Warrants after twelve months if the price of the Common Shares of the Company in the Market is 150% of the Warrant strike price for 10 consecutive days.

On February 1, 2011, an individual purchased 250,000 units at $0.10 each for a total sum of $25,000. Each Unit consists one Common Share and with a detachable A and B Warrant.  The A Warrant is for 20% of the Shares represented herein at a strike price of $0.25 for three years, and the B Warrant is for 20% of the Shares represented herein at a strike price of $0.50 for three years.  The Company can call each of the Warrants after twelve months if the price of the Common Shares of the Company in the Market is 150% of the Warrant strike price for 10 consecutive days.
On February 25, 2011, The Company’s subsidiary  XA Scenes and XA, The Experiential Agency, Inc. signed a separation agreement with Waterfront NY Realty Corporation regarding their office space located at 640 West 28th Street, New York NY. The separation agreement included the vacating of the premises on February 25, 2011, the payment of $50,000.00 on February 25, 2011, the full release from all of obligations under the Lease for &e. subject commercial premises located at 636-.642 West 28th Street, New York, NY 10001, in entirety,

March 14, 2011 the company signed a convertible promissory note agreement for the sum of $75,000 together with any interest as set forth herein due on December 16, 2011 and to pay interest on the unpaid principal balance hereof at an interest rate of eight percent (8%) per annum from the date hereof until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

On March 31, 2011 the Company issued an aggregate of 51 shares of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to three officers of the Company pursuant to an agreement (the “Agreement”) with the officers for such officers waiving the right to receive an aggregate of $300,000 payable to the officers pursuant to their employment agreements with the Company and in consideration of the Executives’ role in expanding the Company’s product line and the growth of the Company over the past twenty four months.  Each holder of Series A Preferred Stock shall have the right to convert all or part of his shares of Series A Preferred Stock into shares of the Company’s common stock such that each share of the Series A Preferred Stock shall convert into that number of fully paid and non-assessable shares of Common Stock as shall be 1% of the Company’s common stock on a fully diluted basis on the date of conversion (whereby in the event all of the Series A Preferred Stock is converted, the Company shall issue that number of fully paid and non-assessable shares of Common Stock as shall be 51% of the Company’s common stock).  The shares of Series A Preferred Stock shall vote together with the Company’s Common Stock, except as otherwise required by law.  The number of votes for the Series A Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion.  The Series A Preferred Stock is not entitled to dividends or preference upon liquidation. Furthermore, the Series A Preferred Stock shall automatically convert into shares of the Company’s common stock upon the occurrence of any one of the following events: (1) a listing of the Company’s common stock for trading on the New York Stock Exchange, New York American Stock Exchange or the Nasdaq; (2) an institutional financing in excess of $10,000,000; (3) a merger of the Company where the Company is not the surviving party; (4) a sale of all or substantially all of the Company’s assets; or (5) any sale or transfer of the Series A Preferred Stock by a holder.

On March 31, 2011 the Company acquired 20,000 cartoon animated cels (the “Cel Art”) pursuant to an agreement of sale and purchase dated March 31, 2011 by and between the Company and Continental Investments Group, Inc. (the “Agreement”).  The Company issued 50,000 shares of its Series B Convertible Preferred Stock to Continental Investments Group, Inc. as consideration for the Cel Art, such shares of Series B Convertible Preferred Stock having a stated value per share of $100.00.  In the event that an independent appraisal or evaluation of the Cel Art results in a valuation less than $5,000,000, Continental Investments Group, Inc. has agreed to transfer to the Company additional Cel Art to increase the total value Cel Art to a minimum of $5,000,000.  The Cel Art consists of collectible, hand-painted cartoon animation cels from the 1970s and 1980s including the following cartoon series: She-Ra Princess of Power, He-Man and the Masters of the Universe, Flash Gordon, Bravestarr, Back to the Future, Beethoven, Shelley Duvall’s Bedtime Stories, Star Wars Ewoks and The Real Ghostbusters. The Cel Art collection consists of completed individual cartoon cels that are matted, sealed with certificates as well as raw Cel Art products that need to be archived, assembled and cataloged.  The Company intends to actively market and sell the Cel Art.  The Company believes there are opportunities to license the intellectual rights associated with the Cel Art on a short and long term basis. On the Effective Date, the Company issued an aggregate of 50,000 shares of preferred stock designated as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to Continental Investments Group, Inc. and its affiliates pursuant to the Agreement. The Series B Preferred Stock was issued at a stated value of $100.00 per share (the “Original Stated Value”).  Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (“Liquidation”), the holders of record of the shares of the Series B Preferred Stock shall be entitled to receive, before and in preference to any distribution or payment of assets of the Company or the proceeds thereof may be made or set apart for the holders of the Company’s common stock or Series A Convertible Preferred Stock, an amount in cash equal to the Original Stated Value per share.  Each holder of shares of Series B Preferred Stock shall have the right at such holder’s option, at any time and from time to time, to convert any of such shares of Series B Preferred Stock into fully paid and non-assessable shares of common stock of the Company into that number of shares of common stock as shall be determined by dividing the Original Stated Value by the “Conversion Price.”  Conversion Price shall initially be an amount equal to the daily VWAP for the thirty consecutive Trading Days ending on the last Trading Day immediately preceding a Conversion Date, but no less than $0.10, subject to adjustment as provided below.  “VWAP” shall mean the volume weighted average of actual trading prices measured in hundredths of cents of the Common Stock of the Company as reported by means any of the following markets or exchanges on which the Common Stock is listed or quoted for trading on the date in question (collectively, “Trading Markets”): the NYSE AMEX, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, the New York Stock Exchange or the OTC Bulletin Board (or any successors to any of the foregoing). “Trading Day” means a day on which the principal Trading market is open for trading. The shares of Series B Preferred Stock shall have no voting rights, except as otherwise required by law.  Furthermore, the Series B Preferred Stock shall automatically convert into shares of the Company’s common stock upon the occurrence of any one of the following events: (1) a listing of the Company’s common stock for trading on the New York Stock Exchange, New York American Stock Exchange or the Nasdaq; (2) an institutional financing in excess of $10,000,000; or (3) any sale or transfer of the Series B Preferred Stock by a holder.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its evaluation as of December 31, 2010, our management concluded that our internal controls over financial reporting were  not effective as of December 31, 2010 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. In the preparation of financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

Name	Age	With Company Since	Director/Position
Alan Morell	63	01/2008	CEO, Chairman of the Board, Director

James Ennis	42	01/2008	Chief Financial Officer, Director

Michael Vandetty	55	01/2008	Chief Legal Counsel, Director

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

EXECUTIVE AGREEMENTS

The Company has entered into an employment contract with Alan Morell, CEO, James Ennis, COO and CFO and Michael Vandetty, Chief General Counsel effective January 1, 2010.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 19, 2011, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS:

None

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	10,667,000	15.20%

Common Stock	James J. Ennis	3,500,000	4.98%

Common Stock	Michael Vandetty	1,000,000	1.4%

All Directors and Executive Officers as a group (6 persons)		15,167,000	21.61%

These tables are based upon 70,154,855 shares outstanding as of April 19, 2011 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2010 and December 31, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. (i) Audit Fees

Name of Firm	Fiscal Year 2010	Fiscal Year 2009
MaloneBailey – audit and audit related	$120,000	$100,000

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

4.    Reports on Form 8-K:

 YES INCLUDE MOST RECENT 8K”S

SIGNATURE

CMG HOLDINGS, INC.
(Registrant)

Date: April 20, 2011	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer
(Duly Authorized Officer)

Date: April 20, 2011	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer
(Principal Financial
and Accounting Officer)