Form 10-Q
period 2011-03-31
CMG HOLDINGS, INC.
filed 2011-05-27
CIK 1346655

QUARTELY REPORT SEPTEMBER 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

As of May 26, 2011, there were 61,977,266 common stock of the registrant issued and outstanding.

CMG HOLDINGS, INC.
 FORM 10-Q

TABLE OF CONTENTS

Item #	Description	Page Numbers

	PART I	3

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4	CONTROLS AND PROCEDURES	11

	PART II

ITEM 1	LEGAL PROCEEDINGS	12

ITEM 1A	RISK FACTORS	12

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

ITEM 5	OTHER INFORMATION	12

ITEM 6	EXHIBITS	13

	SIGNATURES	14

EXHIBIT31.1	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 31.2	SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

EXHIBIT 32.1	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 32.2	SECTION 906 CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I

ITEM 1:                       CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS, INC.
 UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2011 AND 2010

 CONTENTS
 ______________________________________________________________________________________

Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (Unaudited)	4

Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash	$790,517	$13,695
Investments	72,002	49,006
Accounts receivable	372,921	204,147
Inventory	3,240,502	--
Prepaid and other current assets	314,933	71,497
Total current assets	4,790,875	338,345
Property and equipment, net of accumulated depreciation of $76,677 and $56,357	131,200	151,520

Intangible assets, net accumulated amortization of $596,665 and $522,082, respectively	320,173	394,756
TOTAL ASSETS	$5,242,248	$884,621

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client payable	$11,317	$11,317
Accounts payable	1,882,825	1,713,300
Accrued liabilities	1,070,381	868,454
Deferred income	1,183,111	39,319
Derivative liabilities	2,146,247	--
Short term debt, net of unamortized discount of $107,055 and $67,063, respectively	1,042,945	1,007,937
Line of credit	76,487	183,478
Advances from related parties – current portion	656,748	127,438
TOTAL CURRENT LIABILITIES	8,070,061	3,951,243

Advance from related parties – long term	--	204,878

TOTAL LIABILITIES	8,070,061	4,156,121

STOCKHOLDERS’ DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none issued and outstanding	$--	--
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 50,000 and 0 shares issued and outstanding	50	--
Common stock:
150,000,000 shares authorized, par value $0.001 per share; 61,284,355 and 58,165,988 shares issued and outstanding	61,284	58,166
Additional paid in capital	7,911,561	7,272,662
Treasury stock, 37,174 and 37,174 shares held, respectively.	37	37
Accumulated deficit	(10,800,745)	(10,602,365)

TOTAL STOCKHOLDERS’ DEFICIT	(2,827,813)	(3,271,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,242,248	$884,621

See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2011	2010

Gross revenues	$787,483	$1,286,599
Cost of revenue	332,331	709,006
Gross margin	455,152	577,593

Amortization expense	259,077	74,583
Operating expenses	957,208	832,744

Operating gain/(loss)	(761,133)	(329,734)

Other income (expense)
Bargain purchase gain	--	405,759
Loss on settlement of debt	(148,022)	--
Gain on derivative liability	907,210	--
Other income	22,996	--
Interest expense	(219,431)	(7,584)

Net income (loss)	$(198,380)	$68,441

Basic income (loss) per common share	$(0.00)	$0.00
Diluted income (loss) per common share	(0.00)	0.00

Basic weighted average common shares outstanding	59,530,993	38,460,404
Diluted weighted average common shares outstanding	59,530,993	40,591,654

See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/ (loss)	$(198,380)	$68,441
Adjustments to reconcile net income
to net cash used in operating activities:
Bargain purchase gain	--	(405,759)
Amortization of deferred financing costs	31,803	--
Shares issued for services	--	31,500
Amortization of intangible assets	74,583	74,583
Depreciation expense	20,320	--
Loss on settlement of debt	148,022	--
Realized gain on trading securities	(22,996)	--
Gain on derivative	(907,210)	--
Amortization of debt discount	152,691	5,400
Changes in:
Accounts receivable	(168,774)	(37,375)
Prepaid expense and other current assets	(275,239)	3,000
Deferred income	1,137,548	(19,600)
Accrued liabilities	208,171	225,135
Accounts payable	169,525	295,356

Net cash provided by operating activities	370,064	240,681

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from acquisition of Audio Eye, Inc.	--	3,217
Net cash provided by investing activities	--	3,217

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related parties debt	(50,000)	--
Advances from related parties	306,749	--
Proceeds from issuance of debt	75,000	--
Stock issued for cash	82,000	--
Net borrowings on line of credit	(6,991)	2,184
Cash provided by financing activities	406,758	2,184

Net increase in cash	776,822	246,082
Cash, beginning of period	13,695	32,968
Cash, end of period	$790,517	$279,050
Supplemental cash flow information:
Interest paid	$34,943	$--
Income taxes paid	$--	$--
Non-cash investing activity:
Acquisition of Audio Eye, Inc.	$--	$502,542
Preferred stock issued for inventory	3,240,502	--
Discount on notes payable from derivative liability	75,000	--
Common stock issued for settlement of notes payable	100,000	--
Reclassification of derivative liabilities from additional paid-in-capital	10,822,677	--
Reclassification of derivative liabilities to additional paid-in-capital	7,894,220	--
Reclassification of long term related parties debt to short term	204,878	--

See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CMG Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes contained in its 2010 annual report on Form 10-K.  In the opinion of management, these interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.  The unaudited consolidated financial statements should be read in conjunction with the historical audited consolidated financial statements and footnotes of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on Form 10-K.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2010, as reported in the Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of CMG Holdings, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., The Experiential Agency, Inc, Audio Eye, Inc., CMGO Logistics, Inc., Empire Technologies, LLC and Creative Management Group, Inc. after elimination of all significant inter-company accounts and transactions. In September 2010, AudioEye, Inc., a wholly owned subsidiary of the Company formed Empire Technologies, LLC (“Empire”) as part of a joint venture with LVS Health Innovations, Inc. (“LVS”) whereby AudioEye owns 50% of Empire. Empire had no transactions to date.

Earning per share

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted EPS reflect the potential dilution that could occur if the Company’s share-based awards were exercised into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010

	Net Income/ (Loss)	Shares	Per Shares	Net Income	Shares	Per Shares
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS	(198,380)	59,530,993	0.00	68,441	38,460,404	0.00
Effect of dilutive securities	-	-		-	-
Warrants	-	-		-	2,131,250
Diluted EPS	(198,380)	59,530,993	0.00	68,441	40,591,654	0.00

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements

As defined in ASC 820 “Fair Value Measurements”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	2,146,247	2,146,247

NOTE 2: EQUITY

Preferred Stock

Series B Preferred Stock and Inventory Purchase

On March 31, 2011 the Company acquired 20,000 cartoon animated cels (the “Cel Art”) from Continental Investments Group, Inc. (the “Agreement”).  The Company issued 50,000 shares of its Series B Convertible Preferred Stock to Continental Investments Group, Inc. as consideration for the Cel Art, such shares of Series B Convertible Preferred Stock having a stated value per share of $100.   The Cel Art consists of collectible, hand-painted cartoon animation cels.  The shares of Series B Preferred Stock are convertible into common shares of the Company at the stated value of $100 per share divided by the volume weighted average trading price for the 30 days prior to conversion.  The preferred shares are non-voting and do not receive dividends.  The Company determined the fair value of the preferred stock to be $3,240,502 on the acquisition date based on the number of shares of common stock the preferred shares could be converted into and the market price of the common stock on the agreement date.  This amount was  recorded as inventory in the consolidated balance sheet as of March 31, 2011.

 CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cartoon animated cels are valued at the lower of cost or market. Management will writes down the inventories to market value if it is below cost. The Company also analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

Series A Preferred Stock Issuance and Rescission

On March 31, 2011 the Company approved the issuance of 51 shares of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to three officers of the Company in consideration for the officers forgiving $300,000 of accrued salaries.  Each share of Series A Preferred Stock is convertible into 1% of the Company’s common stock.  The number of votes for the Series A Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion.  The Series A Preferred Stock is not entitled to dividends or preference upon liquidation.

On May 16, 2011 the Company rescinded the above agreement with an effective date of March 31, 2011.  There are no shares of Series A Preferred Stock issued or outstanding as March 31, 2011.  There was no impact to the consolidated financial statements as a result of the above issuance and rescission.

Common Stock:

Garlette LLC

On January 6, 2011 the Company assigned $50,000 of debt owed to Morgan Stanley Smith Barney to Garlette, LLC.  On the same date, the Company amended the assigned debt to add a conversion feature.  The new note was convertible at 25% of the average of the five lowest closing prices for the company's stock during the previous 30 trading days.  The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion (see below) with the change in fair value recorded to earnings.  The addition of the embedded conversion option resulted in a full discount to the note of $50,000 on January 6, 2011.  See Note 4 for additional information on the derivative liability.

$25,000 of the note was converted on January 7, 2011 into 357,143 shares of common stock. The remaining $25,000 was converted on January 18, 2011 into 357,143 shares of common stock.  As a result of the conversion, the entire discount of $50,000 was amortized to interest expense during the three months ended March 31, 2011.

American Settlement LLC

On February 17, 2011 the company assigned $25,000 of debt owed to Morgan Stanley Smith Barney to American Settlements, LLC.  On the same date, the Company issued 548,246 shares of common stock with a fair value of $98,684 to settle the note.  The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the three months ended March 31, 2011.

On March 21, 2011 the company assigned 25,000 of debt owed to Morgan Stanley Smith Barney to American Settlements, LLC.  On the same date, the Company issued 735,835 shares of common stock with a fair value of $99,338 to settle the note.  The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the three months ended March 31, 2011.

Shares and Warrants Issued for Cash

During the three months ended March 31, 2011, four individuals purchased purchased 1,120,000 shares of common stock, 224,000 A Warrants and 224,000 B Warrants for $82,000.  The A Warrants are exercisable at a strike price of $0.25 for three years, and the B Warrants are exercisable at a strike price of $0.50 for three years.  The Company can call each of the Warrants after twelve months if the price of the Common Shares of the Company in the Market is 150% of the Warrant strike price for 10 consecutive days.

 CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of warrant activity for the three months ended March 31, 2011 is as follows:

	Outstanding and	Weighted average
	Exercisable	Exercise Price
December 31, 2010	250,000	$0.07
Granted	448,000	0.38
Exercised	-	-
Forfeited	-	-
March 31,2011	698,000	$0.27

The warrants have a weighted average remaining life of 3.0 years and an aggregate intrinsic value of approximately $5,000.

NOTE 3: Notes Payable

Asher Enterprises, Inc.

On March 15, 2011 the company issued a convertible promissory note for $75,000 to Asher Enterprises, Inc. The note bears interest at 8% and is due on December 17, 2011. The convertible promissory note calls 4,510,826 shares to be reserved for issuance upon conversion of the note and any amount not paid by December 17, 2011 will incur a 22% interest rate.  The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.  The fair value of the embedded conversion option resulted in a full discount to the note on March 15, 2011 of $75,000.  The discount will be amortized over the term of the note to interest expense.  As of March 31, 2011, $4,167 of the discount had been amortized to interest expense.  See Note 4 for additional information on the derivative liability.

CMGO Investors, LLC

During year ended December 31, 2010, the Company borrowed $1,075,000 under five 13% convertible notes from third parties that will mature on July 1, 2011. The notes are convertible into common shares at any time after the maturity date at $0.10 per share.  During the three months ended March 31, 2011, the Company amortized $30,841 of the original discount recorded on these notes and $31,803 of the original deferred financing costs to interest expense.

The note agreements have various covenants. The agreements require the purchaser provide the Company with notice and a cure period of 10 days prior to an event qualifying as an event of default under the agreement. The agreements require a) the Company within 90 days after the close of each fiscal year of the Company, deliver to the note holders the balance sheet of the Company as of the end of such fiscal year and the related statements of income and retained earnings and statement of cash flows for such fiscal year certified by an independent registered accounting firm of recognized national standing, accompanied by an opinion of such accounting firm (which opinion shall be without any qualification or exception as to scope of audit) stating that in the course of its regular audit of the financial statements of the Company, which audit was conducted in accordance with GAAP, such accounting firm obtained no knowledge of any Default or an Event of Default relating to financial or accounting matters which has occurred and is continuing or, if in the opinion of such accounting firm such a Default or an Event of Default has occurred and is continuing, a statement as to the nature thereof, and management’s discussion and analysis of the important operational and financial developments during such fiscal year. The timely public filing of the items described on EDGAR shall satisfy the delivery requirement under this provision but only with respect to the financial statements but not the opinion of the independent registered public accounting firm; and b) the Company deliver written Notice to the Purchaser within three Business Days after any Officer of the Company has knowledge of the occurrence of any event that, with the giving of notice or the lapse of time or both, would become an Event of Default under the agreement. As of May 24, 2011, the Company has not delivered to the purchaser the aforementioned information under a) or notice under b). As of May 24, 2011, the Company has not received notice of default from the purchaser.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4: Derivative Liabilities

Garlette LLC

As discussed in Note 2, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $246,314 using the Black-Scholes option pricing model. Because the number of shares to be issued upon settlement cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be reclassified from equity to liabilities. The company had conversion options embedded in related parties notes payable agreements and accrued expenses  and 298,000 warrants to purchase the Company’s common stock that were classified in equity as of the date that the Company entered in to the convertible note. The fair value of these instruments on January 7, 2011 was $7,940,752 of which $7,694,438 was reclassified to liabilities, $50,000 recorded as debt discount and $196,314 was recognized as loss on derivatives.

As a result of the note conversion in January 2011, under ASC 815-15 “Derivatives and Hedging”, the instrument is measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of these instruments on January 18, 2011 was $7,894,220 and this value was reclassified out of liabilities to equity and $46,532 was recognized as a gain on derivatives during the three months ended March 31, 2011.

Asher Enterprises, Inc.

As discussed in Note 3, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $85,106 using the Black-Scholes option pricing model. Because the number of shares to be issued upon settlement cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be reclassified from equity to liabilities. The company had conversion options embedded in related parties notes payable agreements and accrued expenses and 698,000 warrants to purchase the Company common stock that were classified in equity as of the date that the Company entered in to the convertible note. The fair value of these instruments on March 15, 2011 was $3,213,345 of which $3,128,239 was reclassified to liabilities, $75,000 recorded as debt discount and $10,106 was recognized as loss on derivatives.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on March 31, 2011 was $2,146,247 and $1,067,098 was recognized as gain on derivative.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2010	$-
ASC 815-15 additions (Garlette, LLC)	7,940,752
Change in fair value (Garlette, LLC)	(46,532)
ASC 815-15 deletion (Garlette, LLC)	(7,894,220)
ASC 815-15 additions (Asher Enterprises, LLC)	3,213,345
Change in fair value (Asher Enterprises, LLC)	(1,067,098)
Balance at March 31, 2011	$2,146,247

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Three Months
Ended
Gain/(Loss) on derivative liabilities	March 31, 2011
Change in fair value (Garlette, LLC)	$46,532
Excess of fair value of liabilities over note payable (Garlette, LLC)	(196,314)
Change in fair value (Asher Enterprises, LLC)	1,067,098
Excess of fair value of liabilities over note payable (Asher Enterprises, LLC)	(10,106)
Total	$907,210

The company values its warrant derivatives and all other share settleable instrument using the Black-Scholes option pricing model. Assumption used include (1) 0.19% to 1.96% risk-free interest rate, (2) life is the remaining contractual life of the instrument (3) expected volatility 252% to 488%, (4) zero expected dividends, (5) exercise price as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5: Legal Proceedings

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In February, 2011, the Company was served with a lawsuit filed by a former employee in the United States District Court for the Southern District of Florida. The complaint alleges breach of employee contract and entitlement to additional equity in the Company.   The Company disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. The Company has retained counsel and is prepared to defend this lawsuit. A motion to dismiss the complaint has been filed and said motion is presently pending a ruling by the Court.  The Company believes that all of the employee's claims are frivolous or are barred pursuant to the terms of the contract or various releases executed in favor of the Company by the employee. The Company intends to seek damages against the former employee regarding breach of his employment agreement, his non-compete agreements and other causes of action.  The case is still ongoing and the matter remains unresolved.

On April 21, 2011, the company was served with a lawsuit that was filed in Clark County, Nevada against the company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. The complaint also alleges any such amendment would require shareholder approval and filing of a proxy statement.  The company has retained counsel in Nevada to represent it in this matter and intends to vigorously defend same.  The company believes that most, if not all, of the allegations contained in the lawsuit is moot and/or not actionable and further believes that the Plaintiffs lack standing to pursue their claim against the company.  The company, through counsel, is in the process of conducting discovery to ascertain the validity of the Plaintiffs’ claims and their standing to bring this lawsuit and, upon completion of discovery, will file appropriate pleadings with the Nevada court to attempt to have the complaint, as filed, dismissed.

The management believes the likelihood of a loss to the pending litigations is remote.

NOTE 6: COMMITMENTS AND CONTINGENCIES

On February 25, 2011, The Company’s subsidiary  XA Scenes and XA, The Experiential Agency, Inc. signed a separation agreement with Waterfront NY Realty Corporation regarding their office space located at 640 West 28th Street, New York NY. The separation agreement included the vacating of the premises on February 25, 2011, the payment of $50,000 on February 25, 2011, the full release from all of obligations under the Lease for &e. subject commercial premises located at 636-.642 West 28th Street, New York, NY 10001. The $50,000 payment was accrued as of March 31, 2011.

NOTE 7:  RELATED PARTY TRANSACTIONS

From time to time the company borrows money from its officers. These advances from the officers bear no interest and they are due on demand. During the three months ended March 31, 2011, $306,749 was advanced from and $50,000 was paid back to the officers. As of March 31, 2011, the Company owes $384,187 as related party debt to three officers and one management. There were a total of related party payables of $127,438 due to the officers at December 31, 2010.

On September 30, 2010 and December 31, 2010, the Company and its executive management entered into a deferred salary conversion agreements in order to assists with the working capital needs of the Company. The $1,046,702 unsecured notes carries an interest rate of 1% with a maturity date on March 31, 2012. The notes is convertible into the Company’s common shares at $0.06 and $0.02 for the agreements entered on September 30, 2010 and December 31, 2010 respectively.  The Company analyzed the conversion option under ASC 470-20 “Debt with Conversion and Other Options” and determined there was a beneficial conversion feature resulting in a discount to the note of $879,161. During the three months ended March 31, 2011, $67,683 of the discount was amortized to interest expense. As of March 31, 2011 and December 31,2010, the principal balance for the related parties debt is $1,046,702, net of amortized discount of $774,141 and $841,824, respectively.

NOTE 8:  SUBSEQUENT EVENTS

On April 18, 2011, the Company assigned $41,398 of its accounts payable from a third party to Aware Capital Consultants, Inc.  On May 6, 2011 the Company modified the payables into a convertible debenture. The debenture is convertible into common shares at 50% of the average of the closing prices for the company's stock during the previous 30 trading days. $20,000 of the Note amount was immediately converted into 655,737 shares of common stock on May 6, 2011.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010

Gross revenues decreased from $1, 286,599 for the three months ended March 31, 2010 to $787,483 for the three months ended March 31, 2011. The decrease in revenues was mainly due to new client business generated that was secured during the first quarter of 2011 but was serviced during the second quarter of 2011 in our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Cost of revenue decreased from $709,006 for the three months ended March 31, 2010 to $332,331 for the three months ended March 31, 2011. The decrease in cost of goods sold was due to the cost of sales associated with the new revenues being allocated to the second quarter of 2011 inside our our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA) regarding new client business secured during the first quarter.

Operating expenses increased from $832,744 for the three months ended March 31, 2010 to $957,207 for the three months ended March 31, 2011. The increase in operating expenses is mainly due to the increase in personnel, rent and operating expenses from three months of operations related to AudioEye, Inc that was not included in 2010. Also included was increase operating expenses related to the new business and increased revenues generated for XA for the three months ended March 31. 2011.

The net income of $68,441 for the three months ended March 31, 2010 decreased to a net loss of $198,380 for the three months ended March 31, 2011. The decrease in net income was mainly due to additional operating expenses associated with Audioeye Inc as part of the company for a full three months during 2011 as the acquisition of Audioeye was finalized during the end of the first quarter for 2010. There are additional operating expenses associated with the events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA) to service new clients during the first quarter of 2011 that was not reflective in first quarter of 2010. There were also additional overhead accounting and legal expenses associated with corporate overhead that was in first quarter 2011 that was not reflective in 2010 first quarter.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2011, the Company’s cash on hand was $790,517.

Cash provided by operations for the three months ended March 31, 2010 was $240,681, as compared to cash provided by operations of  $370,064 for the three months ended March 31, 2011. This change is primarily due to amortization of intangible assets, stock expenses for services, deferred revenue and accrued expenses related to the increase in operating expenses due to operations from the event marketing, public relations, and consulting business of XA.

Cash used in investing activities for the three months ended March 31, 2010 was $3,217 as compared cash provided by investing activities of $0 for the three months ended March 31, 2011. For the three month ended March 31, 2010, the cash received of $3,217 resulted from the acquisition of Audio Eye, Inc.

Cash provided by financing activities for the three months ended March 31, 2010 was $2,184, as compared to $406,758 provided for the three months ended March 31, 2011. The increase during the three months ended March 31, 2011, was primarily due to the company increased its debt from related parties by $256,749 and increased its debt from third parties by $75,000 and increased cash from sale of restricted common stock to third parties by $82,000.

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

 SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	10,107,000	14.3%

Common Stock	James J. Ennis	3,500,000	4.9%

Common Stock	Michael Vandetty	1,000,000	1.5%

All Directors and Executive Officers		14,607,000	20.6%

These tables are based upon 70,810,592 shares outstanding as of May 23, 2011 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 70,810,592 shares of common stock outstanding. The address for those individuals for which an address is not otherwise indicated is: c/o CMG Holdings, Inc., 5601 Biscayne Boulevard, Miami, Florida 33137, USA.

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

PART II

ITEM 1 – LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In February, 2011, the Company was served with a lawsuit filed by a former employee in the United States District Court for the Southern District of Florida. The complaint alleges breach of employee contract and entitlement to additional equity in the Company.   The Company disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. The Company has retained counsel and is prepared to defend this lawsuit. A motion to dismiss the complaint has been filed and said motion is presently pending a ruling by the Court.  The Company believes that all of the employee's claims are frivolous or are barred pursuant to the terms of the contract or various releases executed in favor of the Company by the employee. The Company intends to seek damages against the former employee regarding breach of his employment agreement, his non-compete agreements and other causes of action.  The case is still ongoing and the matter remains unresolved.

On April 21, 2011, the company was served with a lawsuit that was filed in Clark County, Nevada against the company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. The complaint also alleges any such amendment would require shareholder approval and filing of a proxy statement.  The company has retained counsel in Nevada to represent it in this matter and intends to vigorously defend same.  The company believes that most, if not all, of the allegations contained in the lawsuit are moot and/or not actionable and further believes that the Plaintiffs lack standing to pursue their claim against the company.  The company, through counsel, is in the process of conducting discovery to ascertain the validity of the Plaintiffs’ claims and their standing to bring this lawsuit and, upon completion of discovery, will file appropriate pleadings with the Nevada court to attempt to have the complaint, as filed, dismissed.

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

On March 11, 2011, an individual purchased 333,333 units at $0.06 each for a total sum of $20,000. Each Unit consists one Common Share and with a detachable A and B Warrant.  The A Warrant is for 20% of the Shares represented herein at a strike price of $0.25 for three years, and the B Warrant is for 20% of the Shares represented herein at a strike price of $0.50 for three years.  The Company can call each of the Warrants after twelve months if the price of the Common Shares of the Company in the Market is 150% of the Warrant strike price for 10 consecutive days.

On March 11, 2011, an individual purchased 416,667 units at $0.06 each for a total sum of $25,000. Each Unit consists one Common Share and with a detachable A and B Warrant.  The A Warrant is for 20% of the Shares represented herein at a strike price of $0.25 for three years, and the B Warrant is for 20% of the Shares represented herein at a strike price of $0.50 for three years.  The Company can call each of the Warrants after twelve months if the price of the Common Shares of the Company in the Market is 150% of the Warrant strike price for 10 consecutive days.

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

Reports on Form 8-K:

The Company filed a Form 8-K on April 6, 2011   - Item 3.02.   Unregistered Sales of Equity Securities

The Company filed a Form 8-K on April 12, 2011 - Item 2.01.  Completion of Acquisition or Disposition of Assets

The Company filed a Form 8-K on May 16, 2011  - Item 1.02.  Termination of a Material Definitive Agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS, INC.
(Registrant)

Date: May26, 2011	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and Chairman of the Board	Chief Executive Officer and Chairman of the Board

Date: May 26, 2011	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman of the Board	May 26, 2011

/s/James I. Ennis	James I. Ennis	CFO & Director	MAy 26, 2011