Form 10-Q
period 2011-06-30
CMG HOLDINGS GROUP, INC.
filed 2011-08-23
CIK 1346655

QUARTELY REPORT JUNE 30, 2011
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No ☒
As of August 22, 2011, there were 66,163,847 common stock of the registrant issued and outstanding.

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

PART I

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS, INC.
UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2011 AND 2010
CONTENTS
______________________________________________________________________________________
Consolidated Balance Sheets as of June 30 , 2011 and December 31, 2010 (Unaudited)	4
Consolidated Statements of Operations for the three months and six months ended June, 2011 and 2010 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months and six months ended June, 2011 and 2010 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash	$420,917	$13,695
Investments	53,602	49,006
Accounts receivable	654,755	204,147
Inventory	3,240,502	--
Prepaid and other current assets	58,881	71,497
Total current assets	4,428,657	338,345
Property and equipment, net of accumulated depreciation of $95,723 and $56,357	112,595	151,520

Intangible assets, net accumulated amortization of $671,248 and $522,082, respectively	245,590	394,756
TOTAL ASSETS	$4,786,842	$884,621

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client payable	$11,317	$11,317
Accounts payable	1,443,217	1,713,300
Accrued liabilities	1.328,784	829,052
Deferred income	41,365	78,721
Derivative liabilities	770,475	--
Short term debt, net of unamortized discount of $119,121 and $67,063, respectively	1,115,879	1,007,937
Line of credit	102,658	183,478
Advances from related parties – net of unamortized discount of $676,668 and $0, respectively	1,251,721	127,438
TOTAL CURRENT LIABILITIES	6,065,416	3,951,243

Advance from related parties – net of unamortized discount of $841,824 and $0, respectively	--	204,878

TOTAL LIABILITIES	6,065,416	4,156,121

STOCKHOLDERS’ DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none issued and outstanding	--	--
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 50,000 and 0 shares issued and outstanding	50	--
Common stock:
150,000,000 shares authorized, par value $0.001 per share; 66,163,847 and 58,165,988 shares issued, 66,126,673 and 58,128,814 outstanding	66,164	58,166
Additional paid in capital	8,220,161	7,272,662
Treasury stock, 37,174 and 37,174 shares held, respectively.	37	37
Accumulated deficit	(9,564,986)	(10,602,365)

TOTAL STOCKHOLDERS’ DEFICIT	(1,278,574)	(3,271,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,786,842	$884,621
See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS, INC.
CONSOLIDATED STATEMNTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$4,724,646	$1,567,654	$5,512,129	$2,854,253
Cost of revenues	3,307,117	729,295	3,639,448	1,438,301
Gross profit	1,417,529	838,359	1,872,681	1,415,952

Operating expenses	1,256,080	1,223,270	2,472,365	2,122,781

Operating income (loss)	161,449	(384,911)	(599,684)	(706,829)

Other income (expense)
Gain on derivative liability	1,495,723	-	2,402,933	-
Loss on settlement of debt	(140,596)	-	(288,618)	-
Unrealized loss on marketable securities	(33,900)	(10,000)	(10,904)	(10,000)
Bargain purchase gain	--	--	--	405,759
Interest expense	(246,917)	(64,800)	(466,348)	(80,200)
Interest income	--	49	--	49
Net income (loss)	$1,235,759	$(459,662)	$1,037,379	$(391,221)

Basic and diluted income (loss) per common share	$0.02	$(0.01)	$0.02	$(0.01)

Basic weighted average common shares outstanding	64,223,763	40,509,406	62,077,496	39,490,565
Diluted weighted average common shares outstanding	64,223,763	40,509,406	62,195,289	39,490,565

   See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,037,379	$(391,221)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Bargain purchase gain	--	(405,759)
Amortization of deferred financing costs	68,292	21,631
Shares issued for services	41,437	34,812
Amortization of intangible assets	149,166	149,166
Depreciation expense	39,366	11,039
Loss on settlement of debt	288,618	--
Realized loss on trading securities	10,904	10,000
Gain on derivative liability	(2,402,933)	--
Amortization of debt discount	323,098	30,844
Changes in:
Accounts receivable	(466,108)	(507,613)
Prepaid expense and other current assets	(55,676)	2,954
Deferred income	(37,356)	(19,600)
Accrued liabilities	499,732	373,577
Accounts payable	(93,68))	63,384

Net cash used in operating activities	(597,766)	(626,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Audio Eye, Inc. net of cash received	-	(26,783)
Purchase of fixed assets	(441)	(11,287)
Net cash used in investing activities	(441)	(38,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related parties debt	(50,000)	--
Payments of debt	--	(125,000)
Payments of Financing fees	--	(107,500)
Advances from related parties	804,249	84,938
Proceeds from issuance of debt	75,000	1,075,000
Stock issued for cash	157,000	--
Net borrowings on line of credit	19,180	(9,645)
Cash provided by fiancing activities	1,005,429	917,793

Net increase in cash	407,222	252,937
Cash: beginning of period	13,695	32,968
Cash: end of period	420,917	285,905
Supplemental cash flow information
Interest paid	61,108	32,615
Income taxes paid	--	--
Non cash investing activity	--	--
Acquisition of AcuidoEye, Inc.	--	502,542
Warrants issued recorded as debt discount	--	142,931
Warrants issued recorded as deferred financing costs	--	43,127
Preferred stock issued for inventory	3,240,502	--
Discount on notes payable from derivative liabitlity	160,000	--
Common stock issued for settlement of notes payables	191,398	--
Reclassification of derivative liabitlies from additional paid in capital	10,857,628	--
Reclassifcation of derivative liabilties to additional paid in capital	7,894,220	--
Reclassification of long term related parties debt to short term	204,878	--

See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CMG Holdings, Inc. (“we”, “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes contained in its 2010 annual report on Form 10-K. In the opinion of management, these interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements. The unaudited consolidated financial statements should be read in conjunction with the historical audited consolidated financial statements and footnotes of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on Form 10-K. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2010, as reported in the Form 10-K, have been omitted.

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

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010

	Net Income (Loss)	Shares	Per Shares	Net Income (Loss)	Shares	Per Shares
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS	1,235,759	64,223,763	0.02	(459,662)	40,509,406	(0.01)
Effect of dilutive securities	-	-		-	-
Warrants	-	-		-	-
Diluted EPS	1,235,759	64,223,763	0.02	(459,662)	40,509,406	(0.01)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010

	Net Income (Loss)	Shares	Per Shares	Net Income (Loss)	Shares	Per Shares
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS	1,037,379	62,077,496	0.02	(391,221)	39,490,565	(0.01)
Effect of dilutive securities	-	-		-	-
Warrants	-	117,793		-	-
Diluted EPS	1,037,379	62,195,289	0.02	(391,221)	39,490,565	(0.01)

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

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	770,475	770,475

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements
The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2: EQUITY

Preferred Stock

Series B Preferred Stock and Inventory Purchase

On March 31, 2011 the Company acquired 20,000 cartoon animated cels (the “Cel Art”) from Continental Investments Group, Inc. (the “Agreement”). The Company issued 50,000 shares of its Series B Convertible Preferred Stock to Continental Investments Group, Inc. as consideration for the Cel Art, such shares of Series B Convertible Preferred Stock having a stated value per share of $100. The Cel Art consists of collectible, hand-painted cartoon animation cels. The shares of Series B Preferred Stock are convertible into common shares of the Company at the stated value of $100 per share divided by the volume weighted average trading price for the 30 days prior to conversion. The preferred shares are non-voting and do not receive dividends. The Company determined the fair value of the preferred stock to be $3,240,502 on the acquisition date based on the number of shares of common stock the preferred shares could be converted into and the market price of the common stock on the agreement date. This amount was recorded as inventory in the consolidated balance sheet as of June 30, 2011.

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

On May 16, 2011 the Company rescinded the above agreement with an effective date of March 31, 2011. There are no shares of Series A Preferred Stock issued or outstanding as June 30, 2011. There was no impact to the consolidated financial statements as a result of the above issuance and rescission.

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

$25,000 of the note was converted on January 7, 2011 into 357,143 shares of common stock. The remaining $25,000 was converted on January 18, 2011 into 357,143 shares of common stock. As a result of the conversion, the entire discount of $50,000 was amortized to interest expense during the six months ended June 30, 2011.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

American Settlement LLC

On February 17, 2011 the Company assigned $25,000 of debt owed to Morgan Stanley Smith Barney to American Settlements, LLC. On the same date, the Company issued 548,246 shares of common stock with a fair value of $98,684 to settle the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the three months ended March 31, 2011. On March 21, 2011 the company assigned 25,000 of debt owed to Morgan Stanley Smith Barney to American Settlements, LLC. On the same date, the Company issued 735,835 shares of common stock with a fair value of $99,338 to settle the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the six months ended June 30, 2011.

Aware Capital Consultants, Inc.

On April 18, 2011, the Company assigned $41,398 of its accounts payable from a third party to Aware Capital Consultants, Inc. On May 6, 2011 the Company modified $20,000 of the payables into a convertible debenture. On the same date, the Company issued 655,737 shares of common stock with a fair value of $49,180 to settle the note. On May 24, 2011 the Company modified the remaining payables of $21,398 into a convertible debenture. On the same date, the Company issued 1,426,553 shares of common stock with a fair value of $85,592 to settle the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the six months ended June 30, 2011.

Connied, Inc.

On April 11, 2011 the Company assigned $135,000 of its account payable from a third party to Connied, Inc. On May 3, 2011, the Company amended the assigned account payable to add a conversion feature. The new note was convertible at 50% of the average of the five lowest closing prices for the Company's stock during the previous 30 trading days. On the same date, the Company issued 1,388,889 shares of common stock with a fair value of $97,222 to settle $50,000 of the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the six months ended June 30, 2011. The remaining balance of $85,000 was recorded as short term debt in the consolidated balance sheet as of June 30, 2011. The note bears interest at 20% and is due on May 2, 2013.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion (see below) with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $85,000 on May 3, 2011. The discount will be amortized over the term of the note to interest expense. As of June 30, 2011, $11,712 of the discount had been amortized to interest expense. See Note 4 for additional information on the derivative liability.

Shares Issued for Services

During the six months ended June 30, 2011, a total of 658,333 shares were issued to six individuals for services provided by third parties over a period of one year and were valued at $41,137.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares and Warrants Issued for Cash

During the six months ended June 30, 2011, eight individuals purchased 1,870,000 shares of common stock, 374,000 A Warrants and 374,000 B Warrants for $157,000. The A Warrants are exercisable at a strike price of $0.25 for three years, and the B Warrants are exercisable at a strike price of $0.50 for three years. The Company can call each of the Warrants after twelve months if the price of the Common Shares of the Company in the Market is 150% of the Warrant strike price for 10 consecutive days.

A summary of warrant activity for the six months ended June 30, 2011 is as follows:

	Outstanding and	Weighted average
	Exercisable	Exercise Price
December 31, 2010	250,000	$0.07
Granted	748,000	0.38
Exercised	-	-
Forfeited	-	-
June 30,2011	998,000	$0.30

The warrants have a weighted average remaining life of 3.0 years with $0 intrinsic value.

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

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount to the note on March 15, 2011 of $75,000. The discount will be amortized over the term of the note to interest expense. As of June 30, 2011, $29,167 of the discount had been amortized to interest expense. See Note 4 for additional information on the derivative liability.

CMGO Investors, LC

During year ended December 31, 2010, the Company borrowed $1,075,000 under five 13% convertible notes from third parties that will mature on July 1, 2011. The notes are convertible into common shares at any time after the maturity date at $0.10 per share. The Company has exercised the option to extend the maturity date of the notes for three months by paying an extension fee of 5% of the principal amount. During the six months ended June 30, 2011, the Company amortized $67,063 of the original discount recorded on these notes and $68,292 of the original deferred financing costs to interest expense.

The note agreements have various covenants. The agreements require the purchaser provide the Company with notice and a cure period of 10 days prior to an event qualifying as an event of default under the agreement. The agreements require a) the Company within 90 days after the close of each fiscal year of the Company, deliver to the note holders the balance sheet of the Company as of the end of such fiscal year and the related statements of income and retained earnings and statement of cash flows for such fiscal year certified by an independent registered accounting firm of recognized national standing, accompanied by an opinion of such accounting firm (which opinion shall be without any qualification or exception as to scope of audit) stating that in the course of its regular audit of the financial statements of the Company, which audit was conducted in accordance with GAAP, such accounting firm obtained no knowledge of any Default or an Event of Default relating to financial or accounting matters which has occurred and is continuing or, if in the opinion of such accounting firm such a Default or an Event of Default has occurred and is continuing, a statement as to the nature thereof, and management’s discussion and analysis of the important operational and financial developments during such fiscal year.  The timely public filing of the items described on EDGAR shall satisfy the delivery requirement under this provision but only with respect to the financial statements but not the opinion of the independent registered public accounting firm; and b) the Company deliver written Notice to the Purchaser within three Business Days after any Officer of the Company has knowledge of the occurrence of any event that, with the giving of notice or the lapse of time or both, would become an Event of Default under the agreement. As of August 22, 2011, the Company has not delivered to the purchaser the aforementioned information under a) or notice under b). As of August 22, 2011, the Company has not received notice of default from the purchaser.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4: Derivative Liabilities

Garlette LLC

As discussed in Note 2, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $246,314 using the Black-Scholes option pricing model. Because the number of shares to be issued upon settlement cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be reclassified from equity to liabilities. The company had conversion options embedded in related parties notes payable agreements and accrued expenses and 398,000 warrants to purchase the Company’s common stock that were classified in equity as of the date that the Company entered in to the convertible note. The fair value of these instruments on January 7, 2011 was $7,969,599 of which $7,723,285 was reclassified to liabilities, $50,000 recorded as debt discount and $196,314 was recognized as loss on derivatives.

As a result of the note conversion in January 2011, under ASC 815-15 “Derivatives and Hedging”, the instrument is measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of these instruments on January 18, 2011 was $7,923,055 and this value was reclassified out of liabilities to equity and $46,544 was recognized as a gain on derivatives during the six months ended June 30, 2011.

Asher Enterprises, Inc.

As discussed in Note 3, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $85,106 using the Black-Scholes option pricing model. Because the number of shares to be issued upon settlement cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be reclassified from equity to liabilities. The company had conversion options embedded in related parties notes payable agreements and accrued expenses and 948,000 warrants to purchase the Company common stock that were classified in equity as of the date that the Company entered in to the convertible note. The fair value of these instruments on March 15, 2011 was $3,245,833 of which $3,160,727 was reclassified to liabilities, $75,000 recorded as debt discount and $10,106 was recognized as loss on derivatives.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on June 30, 2011 was $599,224 and $2,646,609 was recognized as gain on derivative.

Under ASC 815-15 “Derivatives and Hedging”, due to the convertible note – Asher Enterprises, Inc. remain outstanding as of June 30, 2011, all other share-settleable instruments that are issued subsequently should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company performed an analysis and determined all the following instruments should be classified as liabilities:

(1) Warrants

On May 20, 2011, 25,000 A Warrants and 25,000 B Warrants were issued to an individual in addition to shares purchase for cash as described in Note 2. The A Warrants are exercisable at a strike price of $0.25 for three years, and the B Warrants are exercisable at a strike price of $0.50 for three years. The fair value of the instruments was determined to be $2,451 using the Black-Scholes option pricing model.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The change in fair value of these instruments on June 30, 2011 was $1,364 and $1,087 was recognized as gain on derivative.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) Connied, Inc.

As discussed in Note 2, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $162,467 using the Black-Scholes option pricing model of which $85,000 recorded as debt discount and $77,467 was recognized as loss on derivatives.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on June 30, 2011 was $169,887 and $7,420 was recognized as loss on derivative.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:
Derivative Liabilities
Balance at December 31, 2010	$-
ASC 815-15 additions (Garlette, LLC)	7,969,599
Change in fair value (Garlette, LLC)	(46,544)
ASC 815-15 deletion (Garlette, LLC)	(7,923,055)
ASC 815-15 additions (Asher Enterprises, LLC)	3,245,833
Change in fair value (Asher Enterprises, LLC)	(2,646,609)
ASC 815-15 additions (Warrant)	2,451
Change in fair value (Warrant)	(1,087)
ASC 815-15 additions (Connied, Inc)	162,467
Change in fair value (Connied, Inc.)	7,420
Balance at June 30, 2011	$770,475

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Six Months
Ended
Gain/(Loss) on derivative liabilities	June 30, 2011
Change in fair value (Garlette, LLC)	$46,544
Excess of fair value of liabilities over note payable (Garlette, LLC)	(196,314)
Change in fair value (Asher Enterprises, LLC)	2,646,609
Excess of fair value of liabilities over note payable (Asher Enterprises, LLC)	(10,106)
Change in fair value (Warrants)	1,087
Change in fair value (Connied, Inc.)	(7,420)
Excess of fair value of liabilities over note payable (Connied, Inc.)	(77,467)
Total	$2,402,933

The company values its warrant derivatives and all other share settleable instrument using the Black-Scholes option pricing model. Assumption used include (1) 0.10% to 1.96% risk-free interest rate, (2) life is the remaining contractual life of the instrument (3) expected volatility 204% to 488%, (4) zero expected dividends, (5) exercise price as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

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

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. The Company disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. The Company has retained counsel and is prepared to defend this lawsuit. The Company believes that the claims are frivolous pursuant to the terms of the contract. The case is still ongoing and the matter remains unresolved

Management believes the likelihood of a loss in any of the pending litigations is remote.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6: COMMITMENTS AND CONTINGENCIES

On February 25, 2011, The Company’s subsidiary XA Scenes and XA, The Experiential Agency, Inc. signed a separation agreement with Waterfront NY Realty Corporation regarding their office space located at 640 West 28th Street, New York NY. The separation agreement included the vacating of the premises on February 25, 2011, the payment of $50,000 on February 25, 2011, the full release from all of obligations under the Lease for &e. subject commercial premises located at 636-.642 West 28th Street, New York, NY 10001. The $50,000 payment was accrued as of June 30, 2011.

On February 25, 2011, The Company’s subsidiary XA, The Experiential Agency, Inc. signed a lease agreement with Whitehall Property Management, Inc. regarding their office space located at 333 Hudson Street New York, NY. The lease agreement commences April 2011 and ends on March 2014 unless sooner terminated or extended.

On April 26, 2011, The Company’s subsidiary XA, The Experiential Agency, Inc. signed a lease agreement with Golub JHC Realty, LLC regarding their office space located at 875 North Michigan Avenue, Chicago, IL. The lease agreement commences April 2011 and ends on March 2021 unless sooner terminated or extended.

Future minimum lease payments for the above lease schedule are as follow:

2011	71,927
2012	147,522
2013	152,137
2014	100,158
2015	84,248
Thereafter	481,286
Total	1,037,278

NOTE 7: RELATED PARTY TRANSACTIONS

From time to time the Company borrows money from its officers. These advances from the officers bear no interest and they are due on demand. During the six months ended June 30, 2011, $804,249 was advanced from and $50,000 was paid back to the officers. As of June 30, 2011, the Company owes $881,687 as related party debt to executive officers and management. There were a total of related party payables of $127,438 due to the officers at December 31, 2010.

On September 30, 2010 and December 31, 2010, the Company and its executive management entered into a deferred salary conversion agreements in order to assists with the working capital needs of the Company. The $1,046,702 unsecured notes carries an interest rate of 1% with a maturity date on March 31, 2012. The notes are convertible into the Company’s common shares at $0.06 and $0.02 for the agreements entered on September 30, 2010 and December 31, 2010 respectively. The Company analyzed the conversion option under ASC 470-20 “Debt with Conversion and Other Options” and determined there was a beneficial conversion feature resulting in a discount to the note of $879,161. During the six months ended June 30, 2011 $165,156 of the discount was amortized to interest expense. As of June 30, 2011 and December 31, 2010, the principal balance for the related party’s debt is $1,046,702, net of amortized discount of $676,668 and $841,824, respectively.

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8: SEGMENTS

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue:
Event marketing	$4,698,331	$1,484,099	$5,354,672	$2,750,328
Commercial rights	2,197	16,089	45,697	36,459
Consulting services	24,118	67,466	111,760	67,466
Total	$4,724,646	$1,567,654	$5,512,129	$2,854,253

Operating income (loss)
Event marketing	$823,158	$119,074	$672,096	$34,076
Commercial rights	(291,022)	(267,079)	(568,757)	(503,999)
Consulting services	(370,687)	(236,906)	(703,023)	(236,906)
Total	$161,449	$(384,911)	$(599,684)	$(706,829)

Assets	June 30, 2011	December 31, 2010
Event marketing	$1,237,556	$583,476
Commercial rights	3,254,109	103,418
Consulting services	295,177	197,727
Total	$4,786,842	$884,621

CMG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9: POTENTIAL SPIN OFF OF AUDIOEYE

On June 22, 2011, the Company signed a Master Agreement, with AudioEye Acquisition Corp., a Nevada Corporation, in which the shareholders of AudioEye Acquisition Corp. will exchange 100% of the stock in AudioEye Acquisition Corp. for 80% of capital stock of AudioEye, Inc. The Company will retain 15% stock in AudioEye Inc. and will distribute to its shareholders 5% of capital stock of AudioEye, in the form of a dividend on the closing date subject to transfer restrictions. The Master Agreement was approved by the Board of Directors and is subject to shareholder approval and subject to closing conditions. AudioEye, Inc. will pay to the Company, 10% of cash received from income earned, settlements or judgments directly resulting from its patent enforcement and licensing strategy whether received by AudioEye, Inc. or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents and will enter into a consulting agreement where the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye, Inc.  and 10% of net revenues obtained from a third party described in the agreement.  AudioEye, Inc. will arrange the release of obligations of the Company under outstanding 13% Senior Secured Convertible Extendable Notes due in 2011 with a current balance of $1,075,000 pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company.

As of June 30, 2011, AudioEye is still presented as a consolidated subsidiary in the consolidated financial statements and will continue to be consolidated until the above agreement is approved by the Company’s shareholders.

NOTE 10: AUDIOEYE ACQUISITION

On March 31, 2010, the Company and AudioEye executed the final Stock Purchase Agreement where the Company acquired all outstanding shares of Audio Eye, Inc. in exchange for $30,000 cash, 1.5 million shares, warrants to purchase 250,000 shares at an exercise price of $0.07 per share and a term of 5 years plus other contingent considerations. Audio Eye develops patented internet content publication and distribution software enabling conversion of any media into accessible formats and allowing for real time distribution to end users on any internet connected device. The AudioEye, Inc. operations prior to the closing date of March 31, 2010 were insignificant in terms of revenues, operating expenses, assets and liabilities relative to the Company’s current operations. Therefore due to limited operations, the Company has not presented pro forma financial results for the six months ended June 30, 2010.

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

RESULTS OF OPERATIONS FOR THE PERIOD SIX MONHTHS ENDED JUNE 30, 2010

Gross revenues increased from $2,854,253 for the six months ended June 30, 2010 to $5,512,129 for the six months ended June 30, 2011. The increase in gross revenues was primarily due to additional client wins and organic business generated that was secured and serviced over the first quarter and second quarter of 2011 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA), AudioEye Inc. and our talent management divisions.

Cost of revenue increased from $1,438,301 for the six months ended June 30, 2010 to $3,639,448 for the six months ended June 30, 2011. The increase in cost of goods sold was due to additional cost of sales associated with servicing additional clients and newly secured gross revenues serviced during the first and second quarter of 2011 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc., AudioEye Inc. and our talent management divisions.

Operating expenses increased from $2,122,781 for the six months ended June 30, 2010 to $2,472,365 for the six months ended June 30, 2011. The increase in operating expenses is mainly due to the increase in operating expenses related to AudioEye, Inc. that was not included in 2010. Also included was the increased accounting and legal expenses related to corporate overhead during the six months ended June 30, 2011.

The net loss of $391,221 for the six months ended June 30, 2010 increased to net income of $1,037,380 for the six months ended June 30, 2011. The increase in net income was due to gain recognized for derivative liability of approximately $2.4 million and increased gross revenues and gross profits related to XA, The Experiential Agency, Inc. AudioEye Inc. as part of the company for a full six months during 2011 as the acquisition of AudioEye was finalized during the end of the first quarter for 2010, which is netted against additional operating expenses such as legal, technology and accounting expenses for AudioEye, Inc.. There are additional operating expenses associated with the events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. to service new clients during six months of 2011. There were also additional overhead accounting and legal expenses associated with corporate overhead that was in six months 2011 that was not reflective in the six months of 2010.

RESULTS OF OPERATIONS FOR THE PERIOD THREE MONHTHS ENDED JUNE 30, 2010

Gross revenues increased from $1,567,654 for the three months ended June 30, 2010 to $4,724,646 for the three months ended June 30, 2011. The increase in gross revenues was primarily due to additional client wins and organic business generated that was secured and serviced over second quarter of 2011 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA), AudioEye Inc. and our talent management divisions.

Cost of revenue increased from $729,295 for the three months ended June 30, 2010 to $3,307,117 for the three months ended June 30, 2011. The increase in cost of goods sold was due to additional cost of sales associated with servicing additional clients and newly secured gross revenues serviced during the second quarter of 2011 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc., AudioEye Inc. and our talent management divisions.

Operating expenses increased from $1,223,270 for the three months ended June 30, 2010 to $1,256,080 for the three months ended June 30, 2011. The increase in operating expenses is mainly due to the increase in operating expenses related to AudioEye, Inc. such as legal, technology, accounting expenses. Also included was the increased accounting and legal expenses related to corporate overhead during the three months ended June 30, 2011.

The net loss of $459,662 for the three months ended June 30, 2010 increased to a net income of $1,235,759 for the three months ended June 30, 2011. The increase in net income was due to increased gross revenues and gross profits related to XA, The Experiential Agency, Inc. AudioEye Inc. which is netted against additional operating expenses such as legal, technology and accounting expenses regarding AudioEye, Inc. patents. There are additional operating expenses associated with the events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. to service new clients during six months of 2011. There were also additional overhead accounting and legal expenses associated with corporate overhead that was in three months ended June 30, 2011 that was not reflective in the three months ended June 30, 2010. The Company also recognized approximately $1.5 million of gain on derivative liability during the three months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2011, the Company’s cash on hand was $420,917. Cash used by operations for the six months ended June 30, 2010 was $626,786, as compared to cash used by operations of $597,766 for the six months ended June 30, 2011. This change is primarily due to amortization of intangible assets, derivative expenses, stock expenses for services, deferred revenue and accrued expenses related to the increase in overhead and corporate expenses, events associated to event management, public relations, and consulting business of XA, The Experiential Agency, Inc. and additional operating expenses such as legal, technology and accounting expenses regarding AudioEye, Inc.

Cash used in investing activities for the six months ended June 30, 2010 was $38,070 as compared cash used in investing activities of $441 for the six months ended June 30, 2011. For the six months ended June 30, 2011, the cash invested of $441 resulted from acquisition of fixed assets.

Cash provided by financing activities for the for the six months ended June 30, 2010 was $917,793, as compared to $1,005,429 provided for the six months ended June 30, 2011. The increase during the six months ended June 30, 2011, was primarily due to the company’s borrowings from related parties of $804,249, borrowings  from third parties of $75,000 and increased cash from sale of restricted common stock to third parties by $157,000 which were only offset by $50,000 in repayments.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of August 22, 2011, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	10,107,000	13.2%
Common Stock	James J. Ennis	3,500,000	4.6%

Common Stock	Michael Vandetty	1,000,000	1.3%

All Directors and Executive Officers		14,607,000	19.1%

These tables are based upon 66,201,021 shares outstanding as of August 22, 2011 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 76,284,347 shares of common stock outstanding. The address for those individuals for which an address is not otherwise indicated is: c/o CMG Holdings, Inc., 5601 Biscayne Boulevard, Miami, Florida 33137, USA.

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

In the aggregate, the directors and executive officers as a group collectively own approximately 19% of the Company’s outstanding shares. The interests of the Company’s management may differ from the interests of other stockholders and as a result, the Company’s executive management may have the ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including electing or defeating the election of directors; amending or preventing amendment of the Company’s certificate of incorporation or bylaws; effecting or preventing a merger, sale of assets or other corporate transaction; and controlling the outcome of any other matter submitted to the stockholders for vote. The Company’s management’s stock ownership may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

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

SPINOUT OF SUBSIDIARIES

On June 22, 2011 the Company entered into a Master Agreement subject to shareholder approval as may be required under applicable law and subject to closing conditions with AudioEye Acquisition Corp., a Nevada corporation pursuant to which the shareholders of AudioEye Acquisition Corp. will exchange 100% of the stock in AudioEye Acquisition Corp. for 80% of the capital stock of AudioEye, Inc. The Company will retain 15% of AudioEye Inc. subject to transfer restrictions in accordance with the Master Agreement. The Company will distribute to its shareholders on the closing date, in the form of a dividend, 5% of the capital stock of AudioEye, Inc. in accordance with provisions of the Agreement. AudioEye, Inc. will pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from the AudioEye, Inc. patent enforcement and licensing strategy whether received by, AudioEye, Inc. or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents as fully described in the Agreement. AudioEye Inc. will enter into a consulting agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye, Inc. after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye, Inc. and 10% of net revenues obtained from a third party described in the agreement. AudioEye, Inc. will arrange the release of the obligations of the Company under outstanding 13% Senior Secured Convertible Extendable Notes due in 2011 with a current aggregate balance of $1,075,000 pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company. The Company believes that such a distribution, when combined with the other transactions contemplated in the Agreement, will allow AudioEye, Inc to raise capital and grow its business in such manner as it no longer can as a subsidiary of the Company, thus generating increased value for the Company’s stockholders.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, the Company expects these new rules and regulations to increase compliance costs in 2011 and beyond and to make certain activities more time consuming and costly. As a public entity, the Company also expects that these new rules and regulations may make it more difficult and expensive for the Company to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for the Company to attract and retain qualified persons to serve as directors or as executive officers.

THERE IS CURRENTLY NO LIQUID TRADING MARKET FOR THE COMPANY’S COMMON STOCK AND THE COMPANY CANNOT ENSURE THAT ONE WILL EVER DEVELOP OR BE SUSTAINED

The Company’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol CMGO.QB. However, there is limited trading activity and not currently a liquid trading market. There is no assurance as to when or whether a liquid trading market will develop, and if such a market does develop, there is no assurance that it will be maintained. Furthermore, for companies whose securities are quoted on the Over-The-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the “OTCBB”), it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital. As a result, purchasers of the Company’s common stock may have difficulty selling their shares in the public market, and the market price may be subject to significant volatility.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. The Company disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. The Company has retained counsel and is prepared to defend this lawsuit. The Company believes that the claims are frivolous pursuant to the terms of the contract. The case is still ongoing and the matter remains unresolved.

ITEM 1A – RISK FACTORS

The Company is a smaller reporting company and is therefore not required to provide this information.

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

CMG HOLDINGS, INC.
(Registrant)

Date: August 22, 2011	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and Chairman of the Board	Chief Executive Officer and Chairman of the Board

Date: August 22, 2011	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman of the Board	August 22, 2011

/s/James I. Ennis	James I. Ennis	CFO & Director	August 22, 2011