Form 10-Q
period 2011-09-30
CMG HOLDINGS GROUP, INC.
filed 2011-11-21
CIK 1346655

QUARTELY REPORT JUNE 30, 2011
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

Commission file number 000-51770

CMG HOLDINGS GROUP, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No ☒
As of November 21, 2011, there were 84,987,296 common stock of the registrant issued and outstanding.

CMG HOLDINGS GROUP, INC.
FORM 10-Q

TABLE OF CONTENTS

Item #	Description	Page Numbers

	PART I

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4	CONTROLS AND PROCEDURES	24

	PART II

ITEM 1	LEGAL PROCEEDINGS	24

ITEM 1A	RISK FACTORS	24

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

ITEM 5	OTHER INFORMATION	26

ITEM 6	EXHIBITS	26

	SIGNATURES	27

EXHIBIT31.1	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 31.2	SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

EXHIBIT 32.1	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 32.2	SECTION 906 CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.
UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2011 AND 2010
CONTENTS
______________________________________________________________________________________
Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	4
Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

CMG HOLDINGS GROUP, INC
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS CURRENT ASSETS:	September 30, 2011	December 31, 2010

Cash	$250,518	$13,695
Investments	31,949	49,006
Accounts receivables	331,157	204,147
Inventory	3,240,502	--
Prepaid and other current assets	73,859	71,497
Total current assets	3,927,985	338,345

Property and equipment, net of accumulated depreciation of $13,163 and $56,357	9,387	151,520
Intangible assets, net accumulated amortization of $745,831 and $522,082, respectively	459,459	394,756
TOTAL ASSETS	4,396,831	884,621

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Client payable	11,317	11,317
Accounts payable	1,394,704	1,713,300
Accrued liabilities	1,668,246	829,052
Deferred income	226,365	78,721
Derivative liabilities	1,278,265	--
Short term debt, net of unamortized discount of $153,157 and $67,063, respectively	1,202,243	1,007,937
Line of credit	106,848	183,478
Advances from related parties – net of unamortized discount of $534,900 and $0, respectively	1,846,470	127,438
TOTAL CURRENT LIABILITIES	7,734,458	3,951,243

Advance from related parties – net of unamortized discount of $0 and $841,824, repsectively	--	204,878
TOTAL LIABILITIES	7,734,458	4,156,121

STOCKHOLDERS’ DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none issued and outstanding	--	--
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 50,000 and 0 shares issued and outstanding	50	--
Common stock:
150,000,000 shares authorized, par value $0.001 per share; 74,648,455 and 58,165,988 shares issued, 74,611,281 and 58,128,814 outstanding	74,649	58,166
Additional paid in capital	8,615,853	7,272,662
Treasury stock, 37,174 and 37,174 shares held, respectively.	37	37
Accumulated deficit	(12,028,216)	(10,602,365)

TOTAL STOCKHOLDERS’ DEFICIT	(3,337,627)	(3,271,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,396,831	$884,621

See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS GROUP, INC.
CONSOLIDATED STATEMNTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$529,123	$1,005,237	$6,041,252	$3,859,490
Cost of revenues	661,996	297,663	4,301,444	1,735,964
Gross profits	(132,873)	707,574	1,739,808	2,123,526

Operating expenses	1,318,005	1,599,799	3,790,370	3,712,580

Operating Loss	1,450,878	892,225	2,050,562	1,589,054

Other income (expense)
Gain (loss) on derivative Liability	(466,283)	--	1,936,650	--
Gain (loss) on settlement of debt	-	--	(288,618)	--
Unrealized Gain (loss) on marketable securities	(13,153)	13,500	(24,057)	3.500
Realized loss on trading securities	--	(23,474)	--	(23,474)
Bargain purchase gain	--	--	--	405,759
Interest expense	(532,916)	(195,466)	(999,264)	(285,617)

Net income (loss)	$(2,463,230)	$(1,097,665)	$(1,425,851)	$(1,488,886)

Basic and diluted income (loss) per common share	(0.04)	(0.03)	(0.02)	(0.04)

Basic and diluted weighted average common shares outstanding	69,587,150	42,355,761	64,735,695	40,775,906

See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES	September 30, 2011	September 30, 2010
Net loss	$(1,425,851)	$(1,488,886)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Bargain purchase gain	--	(405,759)
Amortization of deferred financing costs	68,292	51,509
Shares issued for services	116,437	101,040
Amortization of intangible assets	223,749	223,749
Depreciation expense	13,536	20,802
Loss on settlement of debt	288,618	--
Revenue for receipt of securities	--	(103,301)
Unrealized (gain) loss on trading securities	24,057	(3,500)
Realized loss on trading securities	--	23,474
Gain on derivative liability	(1,936,650)	--
Amortization of debt discount	528,330	57,961
Changes in:
Accounts receivable	(134,010)	30,590
Prepaid expense and other current assets	(223,981)	(104,348)
Deferred income	147,644	1,208
Accrued liabilities	1,178,494	679,002
Accounts payable	(7,298)	106,784
Net cash used in operating activities	(1,138,633)	(809,675)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Audio Eye, Inc. net of cash received	--	(26,783)
Cash for sale of marketable securities	--	32,776
Purchase of fixed assets	(6,528)	(11,287)
Net cash used in investing activities	(6,528)	(5,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related parties debt	(80,110)	--
Payments on short term debt		(125,000)
Payments of Financing fees	--	(107,500)
Advances from related parties	1,129,224	84,938
Proceeds from issuance of debt	112,500	1,075,000
Stock issued for cash	197,000	--
Net borrowings on line of credit	23,370	6,318
Cash provided by financing activities	1,381,984	933,756
Net increase in cash	236,823	118,787
Cash: beginning of period	13,695	32,968
Cash: end of period	$250,518	$151,755
Supplemental cash flow information
Interest paid	$68,571	$16,307
Income taxes paid	--	--
Non cash investing activity
Acquisition of Audio Eye, Inc.	--	523,006
Securities received for deferred revenue	--	732,642
Conversion of accrued salaries to long term notes payables	--	859,202
Warrants issued recorded as debt discount	--	142,931
Warrants issued recorded as deferred financing costs	--	43,127
Securities received for accounts receivable	7,000	--
Preferred stock issued for inventory	3,240,502	--
Discount on notes payable from derivative liability	257,500	--
Common stock issued for settlement of notes payables	250,648	--
Reclassification of derivative liabilities from additional paid in capital	10,883,382	--
Reclassification of derivative liabilities to additional paid in capital	7,975,967	--
Common stock issued for convertible debt	52,000	--
Gain on debt restructure	121,934
Reclassification of long term related parties debt to short term	204,878	--

See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CMG Holdings Group, Inc. (“we”, “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes contained in its 2010 annual report on Form 10-K. In the opinion of management, these interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements. The unaudited consolidated financial statements should be read in conjunction with the historical audited consolidated financial statements and footnotes of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on Form 10-K. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2010, as reported in the Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of CMG Holdings Group, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., The Experiential Agency, Inc., Audio Eye, Inc., CMGO Logistics, Inc., Creative Management Group, Inc. and Empire Technologies, LLC after elimination of all significant inter-company accounts and transactions.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	31,949	-	1,278,265	1,310,214

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2: EQUITY

Preferred Stock

Series B Preferred Stock and Inventory Purchase

On March 31, 2011 the Company acquired 20,000 cartoon animated cels (the “Cel Art”) from Continental Investments Group, Inc. (the “Agreement”). The Company issued 50,000 shares of its Series B Convertible Preferred Stock to Continental Investments Group, Inc. as consideration for the Cel Art, such shares of Series B Convertible Preferred Stock having a stated value per share of $100. The Cel Art consists of collectible, hand-painted cartoon animation cels. The shares of Series B Preferred Stock are convertible into common shares of the Company at the stated value of $100 per share divided by the volume weighted average trading price for the 30 days prior to conversion. The preferred shares are non-voting and do not receive dividends. The Company determined the fair value of the preferred stock to be $3,240,502 on the acquisition date based on the number of shares of common stock the preferred shares could be converted into and the market price of the common stock on the agreement date. This amount was recorded as inventory in the consolidated balance sheet as of September 30, 2011. The cartoon animated cels are valued at the lower of cost or market. Management will writes down the inventories to market value if it is below cost. The Company also analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

Series A Preferred Stock Issuance and Rescission

On March 31, 2011 the Company approved the issuance of 51 shares of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to three officers of the Company in consideration for the officers forgiving $300,000 of accrued salaries. Each share of Series A Preferred Stock is convertible into 1% of the Company’s common stock. The number of votes for the Series A Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion. The Series A Preferred Stock is not entitled to dividends or preference upon liquidation.  On May 16, 2011 the Company rescinded the above agreement with an effective date of March 31, 2011. There are no shares of Series A Preferred Stock issued or outstanding as September 30, 2011. There was no impact to the consolidated financial statements as a result of the above issuance and rescission.

Common Stock:

Garlette LLC

On January 6, 2011 the Company assigned $50,000 of debt owed to Morgan Stanley Smith Barney to Garlette, LLC. On the same date, the Company amended the assigned debt to add a conversion feature. The new note was convertible at 25% of the average of the five lowest closing prices for the Company's stock during the previous 30 trading days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion (see below) with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $50,000 on January 6, 2011. See Note 4 for additional information on the derivative liability.  $25,000 of the note was converted on January 7, 2011 into 357,143 shares of common stock. The remaining $25,000 was converted on January 18, 2011 into 357,143 shares of common stock. As a result of the conversion, the entire discount of $50,000 was amortized to interest expense during the nine months ended September 30, 2011.

American Settlement LLC

On February 17, 2011 the Company assigned $25,000 of debt owed to Morgan Stanley Smith Barney to American Settlements, LLC. On the same date, the Company issued 548,246 shares of common stock with a fair value of $98,684 to settle the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the three months ended March 31, 2011. On March 21, 2011 the company assigned $25,000 of debt owed to Morgan Stanley Smith Barney to American Settlements, LLC. On the same date, the Company issued 735,835 shares of common stock with a fair value of $99,338 to settle the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the nine months ended September 30, 2011.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2: EQUITY (Continued)

Aware Capital Consultants Inc.

On April 18, 2011, the Company assigned $41,398 of its accounts payable from a third party to Aware Capital Consultants, Inc. On May 6, 2011 the Company modified $20,000 of the payables into a convertible debenture. On the same date, the Company issued 655,737 shares of common stock with a fair value of $49,180 to settle the note. On May 24, 2011 the Company modified the remaining payables of $21,398 into a convertible debenture. On the same date, the Company issued 1,426,553 shares of common stock with a fair value of $85,592 to settle the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the nine months ended September 30, 2011.

Connied, Inc.

On April 11, 2011 the Company assigned $135,000 of its account payable from a third party to Connied, Inc. On May 3, 2011, the Company amended the assigned account payable to add a conversion feature. The new note was convertible at 50% of the average of the five lowest closing prices for the Company's stock during the previous 30 trading days. On the same date, the Company issued 1,388,889 shares of common stock with a fair value of $97,222 to settle $50,000 of the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the nine months ended September 30, 2011. The remaining balance of $85,000 was recorded as short term debt in the consolidated balance sheet as of September 30, 2011. The note bears interest at 20% and is due on May 2, 2013. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion (see below) with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $85,000 on May 3, 2011. The discount will be amortized over the term of the note to interest expense. As of September 30, 2011, $13,335 of the discount had been amortized to interest expense. See Note 4 for additional information on the derivative liability.

Salary Payable

On August 18, 2011, 1,490,000 shares were issued to one officer with a fair value of $44,700 to settle $59,250 of outstanding salary payable. The difference between the fair value of the common stock and the salary payable was record as an additional paid in capital during the nine months ended September 30, 2011.

Shares Issued for Services

During the nine months ended September 30, 2011, a total of 1,758,333 shares valued at $116,437 were issued to nine individuals for services provided.  The entire fair value was recorded to expense during the nine months ended September 30, 2011.

Shares and Warrants Issued for Cash

During the nine months ended September 30, 2011, eight individuals purchased 2,870,000 shares of common stock, 574,000 A Warrants and 574,000 B Warrants for $197,000. 374,000 and 200,000 A Warrants are exercisable at a strike price of $0.25 and $0.10, respectively for three years; 374,000 and 200,000 B Warrants are exercisable at a strike price of $0.50 and $0.20, respectively for three years. The Company can call each of the Warrants after twelve months if the price of the Common Shares of the Company in the Market is 150% of the Warrant strike price for 10 consecutive days. See Note 4 for additional information on the derivative liability.

A summary of warrant activity for the nine months ended September 30, 2011 is as follows:

	Outstanding and	Weighted average
	Exercisable	Exercise Price

December 31, 2010	250,000	$0.07
Granted	1,148,000	0.30
Forfeited	-	-
September 30,2011	1,398,000	$0.26

The warrants have a weighted average remaining life of 2.7 years with $0 intrinsic value.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3: Notes Payable

Asher Enterprises, Inc.

On March 15, 2011 the company issued a convertible promissory note for $75,000 to Asher Enterprises, Inc. The note bears interest at 8% and is due on December 17, 2011 and any amount not paid by December 17, 2011 will incur a 22% interest rate. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount to the note on March 15, 2011 of $75,000. The discount will be amortized over the term of the note to interest expense. As of September 30, 2011, $64,341 of the discount had been amortized to interest expense. See Note 4 for additional information on the derivative liability.

On August 24, 2011 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. The note bears interest at 8% and is due on May 29, 2012 and any amount not paid by May 29, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount to the note on August 24, 2011 of $37,500. The discount will be amortized over the term of the note to interest expense. As of September 30, 2011, $4,167 of the discount had been amortized to interest expense. See Note 4 for additional information on the derivative liability.

CMGO Investors, LLC

During year ended December 31, 2010, the Company borrowed $1,075,000 under five 13% convertible notes from third parties that will mature on July 1, 2011. The notes are convertible into common shares at any time after the maturity date at $0.10 per share. The Company has exercised the option to extend the maturity date of the notes for three months by paying an extension fee of 5% of the principal amount. During the nine months ended September 30, 2011, the Company amortized $67,063 of the original discount recorded on these notes and $68,292 of the original deferred financing costs to interest expense. The note agreements have various covenants. The agreements require the purchaser provide the Company with notice and a cure period of 10 days prior to an event qualifying as an event of default under the agreement. The agreements require a) the Company within 90 days after the close of each fiscal year of the Company, deliver to the note holders the balance sheet of the Company as of the end of such fiscal year and the related statements of income and retained earnings and statement of cash flows for such fiscal year certified by an independent registered accounting firm of recognized national standing, accompanied by an opinion of such accounting firm (which opinion shall be without any qualification or exception as to scope of audit) stating that in the course of its regular audit of the financial statements of the Company, which audit was conducted in accordance with GAAP, such accounting firm obtained no knowledge of any Default or an Event of Default relating to financial or accounting matters which has occurred and is continuing or, if in the opinion of such accounting firm such a Default or an Event of Default has occurred and is continuing, a statement as to the nature thereof, and management’s discussion and analysis of the important operational and financial developments during such fiscal year. The timely public filing of the items described on EDGAR shall satisfy the delivery requirement under this provision but only with respect to the financial statements but not the opinion of the independent registered public accounting firm; and b) the Company deliver written Notice to the Purchaser within three Business Days after any Officer of the Company has knowledge of the occurrence of any event that, with the giving of notice or the lapse of time or both, would become an Event of Default under the agreement. As of November 21, 2011, the Company has not delivered to the purchaser the aforementioned information under a) or notice under b). As of November 21, 2011, the Company has not received notice of default from the purchaser.

Aware Capital Consultants Inc.On August 8, 2011, the Company assigned $60,000 of its accounts payable from a third party to Aware Capital Consultants, Inc. On August 10, 2011 the Company modified $60,000 of the payables into a convertible debenture. The note was convertible at 50% of the lowest price of the immediately preceding 30 days prior to conversion. The note bears no interest and is due on August 10, 2012. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion (see below) with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $60,000 on August 10, 2011. The discount will be amortized over the term of the note to interest expense. As of September 30, 2011, $22,500 of the discount had been amortized to interest expense. On August 25, 2011, the Company issued 1,500,000 shares of common stock to settle $15,000 of the note. As of September 30, 2011 the Company has an outstanding balance of notes payable due to Aware Capital Consultants Inc. of $7,500, net of a $37,500 of unamortized discount.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4: Derivative Liabilities

Garlette LLC

As discussed in Note 2, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $246,314 using the Black-Scholes option pricing model. Because the number of shares to be issued upon settlement cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be reclassified from equity to liabilities. The company had conversion options embedded in related parties’ notes payable agreements and accrued expenses and 398,000 warrants to purchase the Company’s common stock that were classified in equity as of the date that the Company entered in to the convertible note. The fair value of these instruments on January 7, 2011 was $7,969,599 of which $7,723,285 was reclassified to liabilities, $50,000 recorded as debt discount and $196,314 was recognized as loss on derivatives.

As a result of the note conversion in January 2011, under ASC 815-15 “Derivatives and Hedging”, the instrument is measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of these instruments on January 18, 2011 was $7,923,055 and this value was reclassified out of liabilities to equity and $46,544 was recognized as a gain on derivatives during the nine months ended September 30, 2011.

Asher Enterprises, Inc.

As discussed in Note 3, on March 15, 2011 the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $85,106 using the Black-Scholes option pricing model. Because the number of shares to be issued upon settlement cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be reclassified from equity to liabilities. The company had conversion options embedded in related parties’ notes payable agreements and accrued expenses and 948,000 warrants to purchase the Company common stock that were classified in equity as of the date that the Company entered in to the convertible note. The fair value of these instruments on March 15, 2011 was $3,245,833 of which $3,160,727 was reclassified to liabilities, $75,000 recorded as debt discount and $10,106 was recognized as loss on derivatives.

For the nine months ended September 30, 2011, a total of 3,394,608 shares were issued to settle $37,000 of the note. As a result of the conversion, $10,173 of debt discount was amortized into interest expense, the fair value of the related derivative on the date of settlement of $50,514 was reclassified out of liabilities to equity and $4,624 was recognized as a gain on derivative during the nine months ended September 30, 2011.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on September 30, 2011 was $724,876 and $2,465,819 was recognized as gain on derivative.

Under ASC 815-15 “Derivatives and Hedging”, due to the convertible note – Asher Enterprises, Inc. remain outstanding as of September 30, 2011, all other share-settleable instruments that are issued subsequently should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company performed an analysis and determined all the following instruments should be classified as liabilities:

As discussed in Note 3, on August 24, 2011 the Company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. and determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $60,597 using the Black-Scholes option pricing model of which $37,500 recorded as debt discount and $23,097 was recognized as loss on derivatives. Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on September 30, 2011 was $117,635 and $57,038 was recognized as loss on derivative.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4: Derivative Liabilities (continued)

Aware Consultants, Inc.

As discussed in Note 2, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $241,676 using the Black-Scholes option pricing model of which $60,000 recorded as debt discount and $181,676 was recognized as loss on derivatives.

For the nine months ended September 30, 2011, a total of 1,500,000 shares were issued to settle $15,000 of the note. As a result of the conversion, $13,750 of debt discount was amortized into interest expense, the fair value of the related derivative instrument on the date of settlement of $31,232 was reclassified out of liabilities to equity and $116,748 was recognized as a gain on derivative during the nine months ended September 30, 2011.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on September 30, 2011 was $149,069 and $55,373 was recognized as loss on derivative.

Warrants

On May 20, 2011, 25,000 A Warrants and 25,000 B Warrants were issued to an individual in addition to shares purchase for cash as described in Note 2. The A Warrants are exercisable at a strike price of $0.25 for three years, and the B Warrants are exercisable at a strike price of $0.50 for three years. The fair value of the instruments was determined to be $2,450 using the Black-Scholes option pricing model.

On July 19, 2011, 200,000 A Warrants and 200,000 B Warrants were issued to an individual in addition to shares purchase for cash as described in Note 2. The A Warrants are exercisable at a strike price of $0.10 for three years, and the B Warrants are exercisable at a strike price of $0.10 for three years. The fair value of the instruments was determined to be $25,754 using the Black-Scholes option pricing model.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on September 30, 2011 was $13,356 and $14,848 was recognized as gain on derivative.

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

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on September 30, 2011 was $273,329 and $110,862 was recognized as loss on derivative.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4: Derivative Liabilities (Continued)

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2010	$-
ASC 815-15 additions (Garlette, LLC)	7,969,599
Change in fair value (Garlette, LLC)	(46,544)
ASC 815-15 deletion (Garlette, LLC)	(7,923,055)
ASC 815-15 additions (Asher Enterprises, LLC – March 15, 2011)	3,245,833
Change in fair value (Asher Enterprises, LLC - March 15, 2011)	(2,470,443)
ASC 815-15 deletion (Asher Enterprises, LLC - March 15, 2011)	(50,514)
ASC 815-15 additions (Asher Enterprises, LLC – August 24, 2011)	60,597
Change in fair value (Asher Enterprises, LLC – August 24, 2011)	57,038
ASC 815-15 additions (Warrant)	28,204
Change in fair value (Warrant)	(14,848)
ASC 815-15 additions (Connied, Inc)	162,467
Change in fair value (Connied, Inc.)	110,862
ASC 815-15 additions (Aware Consultant, Inc)	241,676
Change in fair value (Aware Consultant, Inc)	(61,375)
ASC 815-15 deletion (Aware Consultant, Inc)	(31,232)
Balance at September 30, 2011	$1,278,265

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Nine Months
Ended
Gain/(Loss) on derivative liabilities	September 30, 2011
Change in fair value (Garlette, LLC)	$46,544
Excess of fair value of liabilities over note payable (Garlette, LLC)	(196,314)
Change in fair value (Asher Enterprises, LLC - March 15, 2011)	2,470,443
Excess of fair value of liabilities over note payable (Asher Enterprises, LLC - March 15, 2011)	(10,106)
Change in fair value (Asher Enterprises, LLC – August 24, 2011)	(57,038)
Excess of fair value of liabilities over note payable (Asher Enterprises, LLC - August 24, 2011)	(23,097)
Change in fair value (Warrants)	14,848
Change in fair value (Connied, Inc.)	(110,862)
Excess of fair value of liabilities over note payable (Connied, Inc.)	(77,467)
Change in fair value (Aware Consultant, Inc)	61,375
Excess of fair value of liabilities over note payable (Aware Consultant, Inc)	(181,676)
Total	$1,936,650

The company values its warrant derivatives and all other share settleable instrument using the Black-Scholes option pricing model. Assumption used include (1) 0.01% to 1.96% risk-free interest rate, (2) life is the remaining contractual life of the instrument (3) expected volatility 204% to 488%, (4) zero expected dividends, (5) exercise price as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5: DEBT MODIFICATION

Nathan Bradley

During the nine months ended September 30, 2011, the Company entered into several promissory notes with one of its officers. The promissory notes total $1,084,224, bear interest at 15% and were due before August, 2011.

On August 30, 2011, the Company and the officer entered into a modified promissory note agreement in which the nine promissory notes (the “Notes”) totaling $1,084,224 were modified into one promissory note of $1,084,224. Any interest accrued on the Notes prior to the modification shall be adjusted and recalculated at a rate of 7% per annum. Any penalties assessed on the Notes prior to August 30, 2011 shall be waived. Interest shall be accrued at a rate of 7% per annum commencing August 31, 2011. The Term of the Notes shall individually be extended until August 31, 2013. The notes are convertible into common stock of Audioeye, Inc. at a conversion price of $0.25.

The Company analyzed the convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company determined the embedded conversion option in the convertible met the criteria for classification in stockholders equity under ASC 815-15 and ASC 815-40 “Derivatives and Hedging”.  In addition, the Company determined that the convertible note does not contain a beneficial conversion feature under FASB ASC 470-20 “Debt with Conversion and Other Options”.

The Company also analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings”. The Company determined the debtor is experiencing financial difficulty and the creditor has a granted a concession under the modified terms and concluded the modification should be accounted under ASC 470-60 “Trouble Debt Restructurings”. The total future cash payments specified by the new terms is $1,242,340 which was less than the carrying amount of the promissory note of $1,364,274 (including accrued interest and penalties) prior to the modification.  Accordingly, the Company has reduced the carrying amount to an amount equal to the future cash payments and of the difference of  $121,934 is recognized in additional paid in capital during the nine months ended September 30, 2011.

NOTE 6: AUDIOEYE ACQUISITION

On March 31, 2010, the Company and AudioEye executed the final Stock Purchase Agreement where the Company acquired all outstanding shares of Audio Eye, Inc. in exchange for $30,000 cash, 1.5 million shares, warrants to purchase 250,000 shares at an exercise price of $0.07 per share for a term of 5 years plus other contingent considerations. Audio Eye develops patented internet content publication and distribution software enabling conversion of any media into accessible formats and allowing for real time distribution to end users on any internet connected device. The AudioEye, Inc. operations prior to the closing date of March 31, 2010 were insignificant in terms of revenues, operating expenses, assets and liabilities relative to the Company’s current operations. Therefore due to limited operations, the Company has not presented pro forma financial results for the nine months ended September 30, 2010.

During the quarter ended September 30, 2011, the Company identified differences in the original purchase price allocation related to AudioEye’s fixed assets and patents.   The Company determined that amounts originally allocated to fixed assets should instead have been allocated to patents.  As a result, the Company has reclassified approximately $169,000 previously included in property and equipment to intangible assets in the consolidated balance sheet as of September 30, 2011.  Since the acquisition occurred on March 31, 2010, the Company has determined the measurement period for the original purchase price allocation has passed and any resulting changes to depreciation and amortization from the reclassification has been reflected in the current period income statement.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7: LEGAL PROCEEDINGS

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

On April 21, 2011, the Company was served with a lawsuit that was filed in Clark County, Nevada against the Company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the Company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. The complaint also alleges any such amendment would require shareholder approval and filing of a proxy statement. The company has retained counsel in Nevada to represent it in this matter and intends to vigorously defend same. The Company believes those most, if not all, of the allegations contained in the lawsuit are moot and/or not actionable and further believes that the Plaintiffs lack standing to pursue their claim against the company. The Company, through counsel, is in the process of conducting discovery to ascertain the validity of the Plaintiffs’ claims and their standing to bring this lawsuit and, upon completion of discovery, will file appropriate pleadings with the Nevada court to attempt to have the complaint, as filed, dismissed.

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

On February 25, 2011, The Company’s subsidiary XA Scenes and XA, The Experiential Agency, Inc. signed a separation agreement with Waterfront NY Realty Corporation regarding their office space located at 640 West 28th Street, New York NY. The separation agreement included the vacating of the premises on February 25, 2011, the payment of $50,000 on February 25, 2011, the full release from all of obligations under the Lease for &e. subject commercial premises located at 636-.642 West 28th Street, New York, NY 10001. The $50,000 payment was accrued as of September 30, 2011.

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

Future minimum lease payments for the above lease schedule are as follows:
October 2011 – September 2012	146,299
October 2012 – September 2013	151,006
October 2013 – September 2014	117,861
October 2014 – September 2015	83,650
October 2015 – September 2016	86,040
Thereafter	416,457
Total	1,001,313

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9: RELATED PARTY TRANSACTIONS

From time to time the Company borrows money from its officers. During the nine months ended September 30, 2011, $1,129,224 was advanced from and $80,110 was paid back to the officers. These advances from the officers bear no interest and they are due on demand, except for the $1,084,224 promissory note discussed in Note 5. As of September 30, 2011, the Company owes $1,334,668 as related party debt to executive officers and management. There were a total of related party payables of $127,438 due to the officers at December 31, 2010.

On September 30, 2010 and December 31, 2010, the Company and its executive management entered into a deferred salary conversion agreements in order to assists with the working capital needs of the Company. The $1,046,702 unsecured notes carries an interest rate of 1% with a maturity date on March 31, 2012. The notes are convertible into the Company’s common shares at $0.06 and $0.02 for the agreements entered on September 30, 2010 and December 31, 2010 respectively. The Company analyzed the conversion option under ASC 470-20 “Debt with Conversion and Other Options” and determined there was a beneficial conversion feature resulting in a discount to the note of $879,161. During the nine months ended September 30, 2011 $306,924 of the discount was amortized to interest expense.
As of September 30, 2011 and December 31, 2010, the total principal balance for the related party’s debt is $1,046,702, net of amortized discount of $534,900 and $841,824, respectively.

NOTE 10: SEGMENTS

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Event marketing	$448,712	$763,016	$5,803,384	$3,513,344
Commercial rights	65,287	122,445	110,984	158,904
Consulting services	15,124	119,776	126,884	187,242
Total	$529,123	$1,005,237	$6,041,252	$3,859,490

Operating loss
Event marketing	$697,038	$404,468	$24,942	$370,392
Commercial rights	589,465	191,470	1,158,222	685,469
Consulting services	164,375	296,287	867,398	533,193
TotalOpOperating loss	$1,450,878	$892,225	$2,050,562	$1,589,054

Assets	September 30, 2011	December 31, 2010
Event marketing	$625,645	$583,476
Commercial rights	3,246,487	103,418
Consulting services	524,699	197,727
Total	$4,396,831	$884,621

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11: POTENTIAL SPIN OFF OF AUDIOEYE

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

On October 24, 2011, AudioEye, Inc. filed a registration statement to register the issuance of shares of its common stock, which will be distributed on a pro rata basis to the Company’s shareholders. In connection with a Master Agreement dated as of June 22, 2011 between the Company and AudioEye Acquisition Corporation, the parties agreed, among other things that the shareholders of AudioEye Acquisition Corporation will exchange all of their shares of the capital stock of AudioEye Acquisition Corporation for 80% of the capital stock of AudioEye, Inc. and the Company will distribute to its shareholders in the form of a dividend 5% of the outstanding capital stock of AudioEye, Inc. Concurrently with the filing of the registration statement, the Company has filed a proxy statement relating to a special meeting of the Company shareholders to consider and vote on the spinoff, the share exchange and related matters.

As of September 30, 2011, AudioEye is still presented as a consolidated subsidiary in the consolidated financial statements and will continue to be consolidated until the above agreement is approved by the Company’s shareholders.

NOTE 12: SUBSEQUENT EVENTS

During the month of October, 2011, Asher Enterprises, Inc. converted $18,000, $8,000 and $12,000 of principal from the March 15, 2011 convertible promissory note of $75,000, bearing interest at 8% due on December 17, 2011 into 1,782,178, 1,182,796 and 1,263,158 shares of common stock at conversion price of $.0101, $0.009 and $0.001 respectively.

During the month of October, 2011, a total of 2,195,000 shares were issued to various individuals for services provided by third parties over a period of one year.

On October 4, 2011 the company issued a convertible promissory note for $45,000 to Asher Enterprises, Inc. The note bears interest at 8% and is due on July 6, 2012 and any amount not paid by July 6, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date.

On October 17, 2011 the company issued a convertible promissory note for $50,000 to Hanover Holding, LLC. The note bears interest at 10% and is due on June 17, 2012 and any amount not paid by June 17, 2012 will incur a 22% interest rate. The note is convertible at 55% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date.

On October 17, 2011, the Company assigned $148,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on October 17, 2012. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. On October 28, 2011 the conversion of note principal of $20,000 was converted into 1,915,709 shares of common stock at conversion price of $.010.
On November 1, 2011 Aware Capital Consultants, Inc. converted $15,000 from the $60,000 assigned accounts payable from a third party to Aware Capital Consultants, Inc. The conversion of note principal of $15,000 was converted into 2,000,000 shares of common stock at conversion price of $.008.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which includes, but are not limited to, statements concerning expectations as to our revenues, expenses, and net income, our growth strategies and plans, the timely development and market acceptance of our products and technologies, the competitive nature of and anticipated growth in our markets, our ability to achieve cost reductions, the status of evolving technologies and their growth potential, the adoption of future industry standards, expectations as to our financing and liquidity requirements and arrangements, the need for additional capital, and other matters that are not historical facts. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “believe,”, “expects”, “intends”, “plans”, “believes, “seeks”, “assume,” “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to revise or update publicly any forward-looking statements even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Unless the context indicates otherwise, the terms “Company”, “Corporate”, “CMGO”, “our”, and “we” refer to CMG Holdings Group, Inc. and its subsidiaries.

RESULTS OF OPERATIONS FOR THE PERIOD NINE MONHTHS ENDED SEPTEMBER 30, 2011

Gross revenues increased from $3,859,490 for the nine months ended September 30, 2010 to $6,041,252 for the nine months ended September 30, 2011. The increase in gross revenues was primarily due to additional client wins and organic business generated that was secured and serviced over the first quarter, second quarter and third quarter of 2011 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA), AudioEye Inc. and our talent management divisions.

Cost of revenue increased from $1,735,964 for the nine months ended September 30, 2010 to $4,301,444 for the nine months ended September 30, 2011. The increase in cost of goods sold was due to additional cost of sales associated with servicing additional clients and newly secured gross revenues serviced during the first, second and third quarter of 2011 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc., AudioEye Inc. and our talent management divisions.

Operating expenses increased from $3,712,580 for the nine months ended September 30, 2010 to $3,790,370 for the nine months ended September 30, 2011. The increase in operating expenses is mainly due to the increase in operating expenses related to AudioEye, Inc. that was not included in 2010. Also included was the increased accounting and legal expenses related to the spin out of AudioEye, Inc. and corporate overhead during the nine months ended September 30, 2011.

The net loss of $1,488,886 for the nine months ended September 30, 2010 decreased to net loss of $1,425,851 for the nine months ended September 30, 2011. The decrease in net loss in net income was due to recognized derivative liability of approximately $1.9 million and increased expenses for AudioEye Inc. as part of the company for a full nine months during 2011 as the acquisition of AudioEye was finalized during the end of the first quarter for 2010, which is netted against additional operating expenses such as legal, technology and accounting expenses for the spinout of AudioEye, Inc.. There are additional operating expenses associated with the events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. to service new clients during nine months of 2011. There were also additional overhead accounting and legal expenses associated with corporate overhead that was in nine months 2011 that was not reflective in the nine months of 2010.

RESULTS OF OPERATIONS FOR THE PERIOD THREE MONHTHS ENDED SEPTEMBER 30, 2011

Gross revenues decreased from $1,005,227 for the three months ended September 30, 2010 to $529,123 for the three months ended September 30, 2011. The decrease in revenues was mainly due to new client business generated that was secured during the third quarter of 2011 but was serviced during the fourth quarter of 2011 in our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Cost of revenue increased from $297,663 for the three months ended September 30, 2010 to $661,996 for the three months ended September 30, 2011. The increase in cost of goods sold was due to additional cost of sales associated with servicing additional clients and newly secured clients serviced during the third quarter of 2011 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc., AudioEye Inc. and our talent management divisions.

Operating expenses decreased from $1,599,799 for the three months ended September 30, 2010 to $1,318,005 for the three months ended September 30, 2011. The decrease in operating expenses is mainly due to event management expenses, public relations expenses associated to XA, The Experiential Agency, Inc. Legal and technology expenses for AudioEye, Inc and accounting, consulting and corporate overhead expenses incurred during the three months ended September 30, 2010 that were not incurred during the three months ended September 30, 2011.

The net loss of $1,097,665 for the three months ended September 30, 2010 increased to a net loss of $2,463,230 for the three months ended September 30, 2011. The increase in net loss was additional operating expenses such as legal, technology and accounting expenses regarding AudioEye, Inc. patents. There are additional operating expenses associated with the events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. to service new clients during nine months of 2011. There were also additional overhead accounting and legal expenses associated with corporate overhead that was in three months ended September 30, 2011 that was not reflective in the three months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2011, the Company’s cash on hand was $250,518. Cash used by operations for the nine months ended September 30, 2010 was $809,675, as compared to cash used by operations of $1,138,633 for the nine months ended September 30, 2011. This change is primarily due to amortization of intangible assets, derivative gain, stock expenses for services, deferred revenue and accrued expenses related to the increase in overhead and corporate expenses, events associated to event management, public relations, and consulting business of XA, The Experiential Agency, Inc. and additional operating expenses such as legal, technology and accounting expenses regarding AudioEye, Inc.

Cash used in investing activities for the nine months ended September 30, 2010 was $5,294 as compared cash used in investing activities of $6,528 for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, the cash invested of $6,528 resulted from acquisition of fixed assets.

Cash provided by financing activities for the nine months ended September 30, 2010 was $933,756, as compared to $1,381,984 provided for the nine months ended September 30, 2011. The increase during the nine months ended September 30, 2011, was primarily due to the company’s borrowings from related parties of $1,129,224, borrowings from third parties of $112,500 and increased cash from sale of restricted common stock to third parties by $197,000 which were only offset by $80,110 in repayments.

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

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	10,107,000	13.2%
Common Stock	James Ennis	3,500,000	4.6%

Common Stock	Michael Vandetty	2,490,000	3.2%

All Directors and Executive Officers		16,097,000	21.0%

These tables are based upon 84,987,296 shares outstanding as of November 21, 2011 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 84,987,296 shares of common stock outstanding. The address for those individuals for which an address is not otherwise indicated is: c/o CMG Holdings Group, Inc., 5601 Biscayne Boulevard, Miami, Florida 33137, USA.

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

SPINOUT OF SUBSIDIARIES

On June 22, 2011 the Company entered into a Master Agreement subject to shareholder approval as may be required under applicable law and subject to closing conditions with AudioEye Acquisition Corp., a Nevada corporation pursuant to which the shareholders of AudioEye Acquisition Corp. will exchange 100% of the stock in AudioEye Acquisition Corp. for 80% of the capital stock of AudioEye, Inc. The Company will retain 15% of AudioEye Inc. subject to transfer restrictions in accordance with the Master Agreement. The Company will distribute to its shareholders on the closing date, in the form of a dividend, 5% of the capital stock of AudioEye, Inc. in accordance with provisions of the Agreement. AudioEye, Inc. will pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from the AudioEye, Inc. patent enforcement and licensing strategy whether received by, AudioEye, Inc. or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents as fully described in the Agreement. AudioEye Inc. will enter into a consulting agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye, Inc. after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye, Inc. and 10% of net revenues obtained from a third party described in the agreement. AudioEye, Inc. will arrange the release of the obligations of the Company under outstanding 13% Senior Secured Convertible Extendable Notes due in 2011 with a current aggregate balance of $1,075,000 pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company. The Company believes that such a distribution, when combined with the other transactions contemplated in the Agreement, will allow AudioEye, Inc to raise capital and grow its business in such manner as it no longer can as a subsidiary of the Company, thus generating increased value for the Company’s stockholders. October 24, 2011, AudioEye, Inc. filed a registration statement to register the issuance of shares of its common stock, which will be distributed on a pro rata basis to the Company’s shareholders. In connection with a Master Agreement dated as of June 22, 2011 between the Company and AudioEye Acquisition Corporation, the parties agreed, among other things that the shareholders of AudioEye Acquisition Corporation will exchange all of their shares of the capital stock of AudioEye Acquisition Corporation for 80% of the capital stock of AudioEye, Inc. and the Company will distribute to its shareholders in the form of a dividend 5% of the outstanding capital stock of AudioEye, Inc. Concurrently with the filing of the registration statement, the Company has filed a proxy statement relating to a special meeting of the Company shareholders to consider and vote on the spinoff, the share exchange and related matters.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

On July 20, 2011, an individual purchased 1,000,000 units at $0.04 each for a total sum of $40,000. Each Unit consists one Common Share and with a detachable A and B Warrant. The A Warrant is for 20% of the Shares represented herein at a strike price of $0.10 for three years, and the B Warrant is for 20% of the Shares represented herein at a strike price of $0.10 for three years. The Company can call each of the Warrants after twelve months if the price of the Common Shares of the Company in the Market is 150% of the Warrant strike price for 10 consecutive days

On March 14, 2011 the company signed a convertible promissory note agreement with Asher Enterprises, Inc. for the sum of $75,000, together with any interest as set forth herein due on December 16, 2011 and to pay interest on the unpaid principal balance hereof at an interest rate of eight percent and any amount not paid by December 16, 2011 will incur a 22% interest rate. The conversion price will be 58% multiplied by market price which is the average of the lowest three trading prices for the Common Stock during the ten trading day period ending on the latest complete Trading Day prior to the Conversion Date.

On August 24, 2011 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. The note bears interest at 8% and is due on May 29, 2012 and any amount not paid by May 29, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

October 24, 2011, AudioEye, Inc. filed a registration statement to register the issuance of shares of its common stock, which will be distributed on a pro rata basis to the Company’s shareholders. In connection with a Master Agreement dated as of June 22, 2011 between the Company and AudioEye Acquisition Corporation, the parties agreed, among other things that the shareholders of AudioEye Acquisition Corporation will exchange all of their shares of the capital stock of AudioEye Acquisition Corporation for 80% of the capital stock of AudioEye, Inc. and the Company will distribute to its shareholders in the form of a dividend 5% of the outstanding capital stock of AudioEye, Inc. Concurrently with the filing of the registration statement, the Company has filed a proxy statement relating to a special meeting of the Company shareholders to consider and vote on the spinoff, the share exchange and related matters.

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
Reports on Form 8-K:

The Company filed a Form 8-K on April 6, 2011 - Item 3.02. Unregistered Sales of Equity Securities
The Company filed a Form 8-K on April 12, 2011 - Item 2.01. Completion of Acquisition or Disposition of Assets
The Company filed a Form 8-K on May 16, 2011 - Item 1.02. Termination of a Material Definitive Agreement
The Company filed a Form 8-K on May 16, 2011 - Item 8.01. Other Events
The Company filed a Form 8-K on May 16, 2011 - Item 8.01. Other Events

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: November 21, 2011	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and Chairman of the Board	Chief Executive Officer and Chairman of the Board

Date: November 21, 2011	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman of the Board	November 21, 2011

/s/James I. Ennis	James J. Ennis	CFO & Director	November 21, 2011