Form 10-Q/A
period 2011-09-30
CMG HOLDINGS GROUP, INC.
filed 2011-11-30
CIK 1346655

QUARTELY REPORT JUNE 30, 2011
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: November 30, 2011	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and Chairman of the Board	Chief Executive Officer and Chairman of the Board

Date: November 30, 2011	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman of the Board	November 30, 2011

/s/James I. Ennis	James J. Ennis	CFO & Director	November 30, 2011