Form 10-K
period 2011-12-31
CMG HOLDINGS GROUP, INC.
filed 2012-04-18
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No ☒

As of April 18, 2012, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $1,772,616 at $0.01 price per share, based on the closing price on the OTC Pink Sheets. As of April 18, 2012, there were 190,823,976 shares of common stock of the registrant issued and 190,786,802 outstanding.

Documents Incorporated by Reference: None

CMG HOLDINGS GROUP, INC.
FORM 10-K

TABLE OF CONTENTS

Part I

ITEM 1.	Business	4
ITEM 1A.	Risk Factors	9
ITEM 1B.	Unresolved Staff Comments	17
ITEM 2.	Properties	17
ITEM 3.	Legal Proceedings	18
ITEM 4.	Submissions of Matters to a Vote of Security Holders	18

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters	18
	and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data	23
ITEM 7.	Management’s Discussion and Analysis of Financial Condition	23
	and Results of Operations
ITEM 8.	Financial Statements and Supplementary Data	F-1
ITEM 9.	Change in and Disagreements with Accountants on Accounting	30
	and Financial Disclosure
ITEM 9A.	Controls and Procedures	30
ITEM 9B.	Other Information	30

Part III

ITEM 10.	Directors, Executive Officers, and Corporate Governance	31
ITEM 11.	Executive Compensation	31
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	32
	and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	32
ITEM 14.	Principal Accountant Fees and Services	33

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules	33
	Signature	34

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

ITEM 1: DESCRIPTION OF BUSINESS
THE COMPANY

Our Business

CMG Holdings Group, Inc. was incorporated in Nevada in July 2004 under the name of Pebble Beach Enterprises, Inc. The Company has operated under the CMG Holdings Group, Inc. name since February 2008.

Overview

CMG Holdings Group, Inc. is a marketing communications holding company focused on the acquisition and operation of organizations in the alternative advertising, digital media, experiential and interactive marketing, entertainment, Internet content publication and distribution technology sectors. Our Company was formed by a core group of executives who have held senior level positions with several of the largest companies in the entertainment and marketing management industry.  Our Company delivers customized marketing solutions at to optimize profitability by concentrating our resources in those segments of the marketing communications and entertainment industry.  Our Company operates in the sectors of experiential marketing, event marketing, Internet content publication and distribution software, commercial rights, and talent management.

Experiential marketing includes production and promotion, event designs, sponsorship evaluation, negotiation and activation, talent buying, show production, stage and set designs, data analysis and management. We also offer branding and design including graphic, industrial and package designs across traditional and new media and public relations, social media, media development and relations and interactive marketing platforms to provides our clients with a custom private digital media networks to design and develop individual broadcasting digital media channels for our clients’ to sell, promote and enhance their digital media video contents through mobile, online and social mediums.

Event Management includes marquis hospitality, sponsorships and licensing, broadcast production, and implementation of events including hospitality services to the most discriminating of clients in sports sectors including golf, tennis, equine and motor sports pairing corporate sponsors and premier events and leveraging that experience to ensure our clients receive the highest return on their investment and level of brand exposure. Our Company is dedicated to pursuing intellectual property rights of entertainment properties and offering these events through long-term entertainment hospitality packages for corporate sponsors’ and manage and implement on-site operations and logistical concerns. Our broadcast and production services secures, and negotiates electronic production, broadcast and syndication opportunities for our clients via network, cable television, radio and digital media.

Internet content publication and distribution software includes the offering of embedded audio navigation and Internet content publication and distribution software that enables conversion of any media into accessible formats and allows for real time distribution to end users on any Internet connected device. Our Company also offers a more comprehensive access to devices, Internet, print, broadcast and other media to all people regardless of their network connection, device, location, or disabilities. Our solutions include comprehensive E-Learning and E-Commerce systems, Internet publishing products and services that enable customers to create and deliver highly scalable web-based applications. We provide technology solutions that facilitate information accessibility via the web, mobile phones, and other devices for all people, with a special emphasis on those that have physical, learning, or visual impairment, as well Internet novices such as seniors, non-English readers, and children. Our subsidiary division, Audioeye Inc. owns the “Method and Apparatus for Website Navigation by the Visually Impaired” and “Method and System for Audible Website Navigation” patent portfolios which protect the rights to its proprietary technology. Our Company believes this technology is an indispensable component of the Internet accessibility industry as it exists today. Our focus is to create more comprehensive access to devices, internet, print, broadcast and other media through our technology solutions including comprehensive E-Learning and E-Commerce systems that enable interaction between brands and consumers.

Commercial Rights includes branding, consulting, endorsement, licensing and sponsorships and sales and marketing. Our Company creates branding and distributes image marketing tools to strategic outlets to generate premier brand recognition for our clients. Our consulting focuses on developing high-profile programs utilizing creative solutions to improve cost-efficiency and increase client revenues. Following the development of the strategy solutions, our Company oversees implementation of programs to ensure client satisfaction. Our endorsement, licensing and sponsorship services works with premier corporations regarding contract negotiations for client endorsements, secure domestic and international licensing opportunities provide implementation and execution services for client sponsorships. Our marketing services leverage our clients to increase their presence in the global market through research of business environments and creative solutions to take advantage of given market conditions. Our sales services include creating commercial rights opportunities, identifying sales targets and strategically selling commercial rights to maximize client revenues.

Talent Management includes representation of personalities in the entertainment and arts, athletes, literary industries through a full service representation to enable our clients realize their utmost potential for endorsements, licensing, contract negotiations, speaking appearances, literary and television image marketing. Our Company represents athletes and sports personalities’ in team and non-team sports in a full-service approach ensuring individualized attention and commitment to manage our client’s business opportunities. Our Company manages broadcasters and actors careers and assists in engineering business opportunities in film, broadcast and television and packaging with corporate sponsors. Our literary services provides full service representation to authors for publishing in traditional houses as well as electronic media including television, film, radio and after-market licensing to ensure greatest possible exposure and to increase client revenues.

Our consolidated marketing service offerings for our clients is specific to their unique needs and our solutions vary from project-based activities to long-term, fully-integrated campaigns on behalf of our clients in a single region or operating globally across all major world markets. It is our intention to create a holding company to provide resources, support and ensure meet our clients’ needs. The company sets company-wide financial objectives and corporate strategy, directs collaborative inter-agency programs, establishes financial management and operational controls, guides personnel policy, conducts investor relations and initiates, manages and approves mergers and acquisitions. In addition, we provide limited centralized functional services that offer operational efficiencies, including accounting and finance, market information retrieval and analysis, legal services, real estate expertise, travel services, recruitment aid, employee benefits and executive compensation management. To keep our Company well-positioned, we support our initiatives to expand high-growth capabilities and build its offerings in key developing markets. When appropriate, we also develop relationships with companies that are building leading-edge marketing tools that complement our operating subsidiary and the programs they are developing for clients. In addition, we look for opportunities within our Company to modernize operations through mergers, strategic alliances and the development of internal programs that encourage intra-company collaboration.

Market Strategy

We have taken strategic steps to position the Company as a marketing communications company servicing clients in domestic and international markets. We operate in a marketing landscape that has vastly changed over the last few years and continues to fragment as clients are presented with complex strategies to improve brand awareness and increase market share. To achieve our objectives of providing strategic solutions for our clients, we have invested in companies and talent and have concentrated in high-growth areas to align our capabilities to meet the market demands of our clients. In order to grow with our clients, we have accelerated our investment in technologies, professional talent, and training throughout our Company. Our market strategy and offerings can improve our organic revenue growth and operating income margin, with our ultimate objective to be fully competitive with our industry peer groups. To increase our revenues and improve our operating margins, we will concentrate on controlling our staff expenses in non-revenue producing capacities, controlling real estate expenses such as office rent, reducing the complexity of our organization and divesting of underperforming business sectors.

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

XA, The Experiential Agency, Inc. (“XA”)

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

Key differentiators that provide the Company strong competitive advantage are its long-term presence and is in its 20th year as a successful top tier event marketing agency; outstanding long-term vendor relationships that help deliver exceptional programs to its clients; vertical integration gives its clients a single-source for all their event marketing needs, which management believes will require less outsourcing and increased profitability and delivering superior customer service and creates one-of-a-kind events and programs

XA, The Experiential Agency, Inc. (“XA”) Business Model

Rooted in brand creativity and client partnerships, XA maintains unique client relationships by anticipating client challenges and providing innovative solutions. The XA business model is taking strategic marketing programs to new levels of audience experience through alternative advertising and experiential marketing and interactive media solutions. The XA marketing capabilities enable their clients and audience to “Experience” events compared to just hearing or seeing their client’s messages through holistic experiences to boost sales and increase brand awareness and customer affinity.

While XA continues to seek opportunities and win projects from Fortune 100 clients in the larger enterprise segment, their management team believes that rapid revenue growth opportunities and margin improvements are available in the comprehensive advisory services of the small to medium enterprise (SME) segment. Typically, the SME segment tends not to attract the attention of the very large players in the marketing industry as the focus is on multinationals and other national corporate clients. The SME market has many smaller firms that specialize in only a few aspects of the event marketing and business communications segments, yet SME’s face equally important challenges in terms of brand building and content management. By acting as a comprehensive integrated single source for the total marketing needs of the SME’s, XA has created a niche for itself on a national scale and will replicate the same success strategy internationally under the Company’s holding company model.  Given the fact that brand marketers are demanding a full service agency for developing and executing integrated marketing campaigns, management believes that XA will take advantage of the accelerating secular trend of shifts in corporate emphasis toward face-to-face and online event / promotional marketing versus traditional media driven selling efforts. XA is specifically focused to strategically target key segments within the event marketing space in order to capture market share in its existing geographic locations as well as enhance its national and international presence via expansion. XA is positioning itself as the Single Source Marketing Partner with its unique selling point being the ability to act as a single source for the client’s total marketing needs. This would encompass the entire spectrum of services associated with marketing, from strategizing and defining an event portfolio, conceptualization of the event theme and content creation to the final implementation / management of events. XA will also provide an ultimate client Return on Investment assessment following each implementation

Through our wholly-owned subsidiary: AudioEye, Inc., a technology company offering Internet content publication and distribution software includes the offering of embedded audio navigation and Internet content publication and distribution software that enables conversion of any media into accessible formats and allows for real time distribution to end users on any Internet connected device.

AudioEye, Inc. (“AE”)

On March 31, 2010, The Company, acquired AudioEye, Inc. AudioEye has developed patented internet content publication and distribution software that enables conversion of any media into accessible formats and allows for real time distribution to end users on any internet connected device. On January 26, 2010, the USPTO issued U.S. patent number 7653544 for “Method and apparatus for website navigation by the visually impaired” filed by AudioEye, Inc. The patent application was initially filed on August 8, 2003 and this newly patented invention enables Internet navigation and breakthrough multi-format publishing capabilities. After receiving their patent, AudioEye management filed an application with newly added claims that further define embodiments of the invention and has obtained international filings now available for prosecution. The patented technology is the foundation of the AudioeEye’s mission to become the standard for Internet accessibility, mobile audio Internet navigation, and multi-format publishing technology. As a result of this acquisition, the Company is working to position AudioEye to become a leading provider in the Internet content publication and distribution software as the market opportunity for such services is huge as most websites are developed with the assumption that users can see the sites, visually-impaired users have difficulty using such websites. As a result, providing accessibility services for these websites has become a huge market opportunity as there are approximately 33 million computer users1 have some form of visual impairment. In October 2010, Congress passed and President Obama signed into law the 21st Century Communication and Video Accessibility Act which mandates that all government websites (city, state, and federal) to be compliant and have accessibility to Americans with disabilities. As a result, providing accessibility services for these websites has become a huge market opportunity as operating systems developed such as touchtone telephone, access audio files that have already been translated, translate text-to-speech user commands that provide an ideal solution for accessibility issues thus resulting in significant demand for AudioEye’s patented solution.

AudioEye, Inc. Business Model

Founded in 2003, AudioEye, Inc. provides device embedded audio navigation and Internet content publication and distribution software that enables conversion of any media into accessible formats and allows for real time distribution to end users on any Internet connected device. AE’s focus is to create more comprehensive access to devices, Internet, print, broadcast and other media. AE’s solutions and technology include comprehensive E-Learning and E-Commerce systems that enable interaction between brands and consumers. AudioEye has created a variety of Internet publishing products and Internet cloud based software services that enable customers to create and deliver highly scalable web-based applications leveraging the company’s intellectual property. The first business objective is the creation of value through the monetization of AE’s extensive patent portfolio and intellectual property ownership. A software licensing strategy is underway in which large infringers are being approached for license of the AudioEye technologies. A comprehensive licensing strategy is being constructed by AE’s patent counsel, SNR Denton, along with an advisory council and third party consultants. The process of identifying and tracking infringement in the market verticals of device manufacturers, smart phones, Internet software service providers, Content Delivery Networks, and others is an ongoing task at AudioEye and several corporate resources have full time focus on this area of AE’s development. The second focus of AE is licensing technology in exchange for equity ownership in technology areas AE agrees to let others develop the market for. The third and final area of focus and effort of AudioEye is the development of its Government and Mobile Media network of customers and rich media Internet broadcast applications. AudioEye is in its infancy and management believes Mobile as a major driver of growth for AE’s audio based technology platforms as users connect and command the Internet browser and devices using sound and sound based navigation over the mobile Internet enabled by our technologies.

AE is in the business of the development and commercial exploitation of its intellectual property. The Company has two distinct business units; the first is the AE IP Group, focused on the development of additional intellectual property, development and implementation of a licensing strategy and the prosecution and enforcement of AE’s existing Patent portfolio and the second is the AE Services Group, focused on the commercialization of the AE Intellectual Property, business development, and sales & marketing of its services & product offerings.  The Company’s business model is built on the commercialization of its intellectual property in three distinct areas; first is the revenue generation through the sale of services and products to the U.S. Government, second is revenue generation through the sale of services and products to consumer websites and third is revenue generation through licensing royalties/ and from settlement of patent infringement enforcement.  The Company’s strategy is to establish AE as the leading provider of audio technologies with revenues derived through technology license, platform Software as a Service (SaaS) product sales, technology support services, and comprehensive technology enforcement strategy. Key operational objectives currently including implementing a technology-licensing program to commercialize AE’s intellectual property, including the AudioEye patented technology, taking equity in and develop revenues from licensing royalties within organizations that utilize AE’s patented technology and systems and finally Leveraging AE’s existing technology to develop a suite of products that can be sold directly to governments and corporate enterprises.

Creative Management Group, Inc. (CMG Agency)

Creative Management Group, Inc. (CMG) provides custom marketing solutions that optimize profitability by concentrating in the sectors of talent management, commercial rights and event management. The Company leverages the 25 years of its management experience in strategic marketing, commercial rights, talent management and delivering media to its clients. The Company has a long-standing partnerships and consultants in place to generate new business.

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

Competition

In the competitive, highly fragmented marketing and communications industry, our company competes for business with midsize marketing firms such as Mktg, Inc. as well as large global holding companies such as International Management Group, Interpublic Group of Companies, Inc., MDC Partners, Inc. and Omnicom. These global holding companies generally have greater resources than those available us, and such resources may enable them to aggressively compete with the Company’s marketing communications businesses. We also face competition from numerous independent agencies that operate in multiple markets and we must compete with these other companies to maintain existing client relationships and to obtain new clients and assignments. We compete at this level by providing clients with marketing strategies that are focused on increasing clients’ revenues and profits.

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

Employees

As of April 16, 2012, the company and its subsidiaries have 22 employees. The personal service character of the marketing communications sector, the quality of personnel and executive management is crucially important to the company’s continuing success.

Effect of Environmental Laws

The company believes it is compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the company.

Company Organization

The legal office of the Company, CMG Acquisition, Inc., CMGO Capital, Inc., CMGO Logistics, Inc., and Creative Management Group, Inc. is located at 5601 Biscayne Boulevard, Miami Florida 33137 with our corporate telephone number (305) 751-1667. The Company’s subsidiary, The Experiential Agency, Inc. has main sales and marketing offices located at 875 North Michigan Avenue, Chicago, IL 60611, 333 Hudson Street, New York NY 10013, 9070.  The Company’s subsidiary, AudioEye, Inc. has a sales and marketing office located at Rita Road Tucson, AZ 85747. The company also has satellite office presence for our digital media coupons expansion, USAveCT, located at 116 Court Street, New Haven, CT 06511 and UsaveNJ, located at 20 Harrison Avenue, Waldwick, New Jersey 07463. In September 10 2010, AudioEye, Inc., a wholly owned subsidiary of the Company formed Empire Technologies, LLC (“Empire”) as part of a joint venture with LVS Health Innovations, Inc. (“LVS”) whereby AudioEye owns 50% of Empire.

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

Company directors and executive officers beneficially own a substantial percentage of the Company’s outstanding common stock, which gives them control over certain major decisions on which stockholders may vote, which may discourage an acquisition of the Company

In the aggregate, the directors and executive officers as a group collectively own approximately 23% of the Company’s outstanding shares. The interests of the Company’s management may differ from the interests of other stockholders and as a result, the Company’s executive management may have the ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including electing or defeating the election of directors; amending or preventing amendment of the Company’s certificate of incorporation or bylaws; effecting or preventing a merger, sale of assets or other corporate transaction; and controlling the outcome of any other matter submitted to the stockholders for vote. The Company’s management’s stock ownership may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

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

On April 11, 2011 the Company assigned $135,000 of its account payable from a third party to Connied, Inc. On May 3, 2011, the Company amended the assigned account payable to add a conversion feature. The new note was convertible at 50% of the average of the five lowest closing prices for the Company's stock during the previous 30 trading days. On the same date, the Company issued 1,388,889 shares of common stock with a fair value of $97,222 to settle $50,000 of the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the year ended December 31, 2011. The remaining balance of $85,000 was recorded as short term debt in the consolidated balance sheet as of December 31, 2011. The note bears interest at 20% and is due on May 2, 2013. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion (see below) with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $85,000 on May 3, 2011. The discount will be amortized over the term of the note to interest expense. As of December 31, 2011, $15,871 of the discount had been amortized to interest expense.

On March 15, 2011 the company issued a convertible promissory note for $75,000 to Asher Enterprises, Inc. The note bears interest at 8% and is due on December 17, 2011 and any amount not paid by December 17, 2011 will incur a 22% interest rate. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument will be classified as a liability once the conversion option become effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the embedded conversion option resulted in a full discount to the note  of $75,000 on the day the conversion option became effective. On September 13, 2011, the Company issued 884,956 shares of common stock to settle $10,000 of the note. On September 20, 2011, the Company issued 1,081,081 shares of common stock to settle $12,000 of the note. On September 22, 2011, the Company issued 1,428,571 shares of common stock to settle $15,000 of the note. On October 3, 2011, the Company issued 1,782,178 shares of common stock to settle $18,000 of the note. On October 12, 2011, the Company issued 1,263,158 shares of common stock to settle $12,000 of the note. On October 13, 2011, the Company issued 1,182,796 shares of common stock to settle $8,000 of the final amount of this note.  For the final conversion, the Company issued more shares than was allowed under the agreement and therefore recognized a loss on settlement of debt for the fair value of the additional shares issued of $4,419.  As a result of the conversion, the entire discount was amortized to interest expense during the year ended December 31, 2011.

On August 24, 2011 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. The note bears interest at 8% and is due on May 29, 2012 and any amount not paid by May 29, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument will be classified as a liability once the conversion option become effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options..

On October 4, 2011 the company issued a convertible promissory note for $45,000 to Asher Enterprises, Inc. The note bears interest at 8% and is due on July 6, 2012 and any amount not paid by July 6, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument will be classified as a liability once the conversion option become effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options..

On October 17, 2011, the Company assigned $148,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on October 17, 2012. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. On October 28, 2011 the Company issued 1,915,709 shares of common stock to settle $20,000 of the note. On November 14, 2011, the Company issued 2,194,358 shares of common stock to settle $14,000 of the note. On November 28, 2011, the Company issued 2,089,553 shares of common stock to settle $7,000 of the note. On December 13, the Company issued 2,239,141 shares of common stock to settle $10,000 of the note. On December 29, 2011, the Company issued 2,463,055 shares of common stock to settle $10,000 of the note. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount to the note on October 17, 2011 of $148,000. The discount will be amortized over the term of the note to interest expense. As of December 31, 2011, $77,530 of the discount had been amortized to interest expense. See Note 6 for additional information on the derivative liability.

On October 17, 2011 the company issued a convertible promissory note for $50,000 to Hanover Holding, LLC. The note bears interest at 10% and is due on June 17, 2012 and any amount not paid by June 17, 2012 will incur a 22% interest rate. The note is convertible at 55% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.  The fair value of the embedded conversion option resulted in a full discount to the note on October 17, 2011 of $50,000. The discount will be amortized over the term of the note to interest expense. As of December 31, 2011, $15,625 of the discount had been amortized to interest expense. See Note 6 for additional information on the derivative liability.

Risks Related to the Separation

Inability to consummate and complete the Master Agreement dated June 22, 2011

On June 22, 2011 the Company entered into a Master Agreement subject to shareholder approval as may be required under applicable law and subject to closing conditions (“Agreement”) with AudioEye Acquisition Corp., a Nevada corporation (“AudioEye Acquisition”) pursuant to the following: 1. The shareholders of AudioEye Acquisition Corp. will exchange 100% of the stock in AudioEye Acquisition Corp for 80% of the capital stock of AudioEye; 2. The Company will retain 15% of AudioEye subject to transfer restrictions in accordance with the Agreement; 3. The Company will distribute to its shareholders on the closing date, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Agreement; 4. AudioEye will pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from, AudioEye’s patent enforcement and licensing strategy whether received by, AudioEye or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents as fully described in the Agreement.  5. AudioEye will enter into a consulting agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye and 10% of net revenues obtained from a third party described in the agreement. 6. AudioEye will arrange the release of the obligations of the Company under the Notes pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company. The Company believes that such a distribution, when combined with the other transactions contemplated in the Agreement, will allow AudioEye to raise capital and grow its business in such manner as it no longer can as a subsidiary of the Company, thus generating increased value for the Company’s stockholders. AudioEye, Inc. will arrange the release of obligations of the Company under outstanding 13% Senior Secured Convertible Extendable Notes due in 2011 with a current balance of $1,075,000 pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company

AudioEye Acquisition Corp. and AudioEye’s and inability to arrange for payment of the Senior Notes will result in AE’s inability to consummate the Separation.

AudioEye, Inc. will arrange the release of obligations of the Company under outstanding 13% Senior Secured Convertible Extendable Notes due in 2011 with a current balance of $1,075,000 pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company.  There are certain conditions of closing that must be met in order to consummate the restructuring of The Company’s business in connection with the Separation. A key condition is satisfactory payment arrangements for the Senior Notes are required as a condition of closing, thereby releasing the Company from its obligations thereunder.

The Separation will give rise to possibly significant tax liabilities to The Company on its exchange of AE common stock for AudioEye Stock and other consideration as well as a tax liability to The Company and to the Company shareholders on the distribution of 5% of the AE common stock to them.

The Company may recognize gain in an amount equal to the excess of (i) the fair market value of the AE common stock and other consideration received (ii) over the tax basis of the AE common stock that it transfers in exchange therefor plus gain equal to the excess of the (iii) the fair market value, if any, of the AE common stock over its (iv) tax basis that the Company distributes to the Company stockholders. In addition, each The Company’s shareholder who will receive AE common stock in such distribution generally would be treated as having received a taxable distribution equal to the fair market value of the AE stock received and any cash for fractional shares of which all or a portion will be treated as a dividend to the extent of the stockholder’s ratable share of The Company’s current and accumulated earnings and profits (as increased to reflect any current income, including any gain, recognized by The Company on the Separation). The balance, if any, of the distribution would be treated as a nontaxable return of capital to the extent of the Company shareholder’s tax basis in it’s the Company’s stock, with any remaining amount being taxed as capital gain. For more information, see “The Spin-Off Transaction - Material U.S. Federal Income Tax Consequences of the Spin-Off,” included elsewhere in this prospectus.

The Separation was not the result of arm’s length negotiations.

The Separation was established by The Company, in consultation with AE management, with the intention of maximizing the value to current The Company’s shareholders. Accordingly, the terms for us may not be as favorable as would have resulted from negotiations among unrelated third parties.

The Separation will result in a reduced equity interest in AE for The Company.

As a result of the Separation, The Company’s equity interest in AE will be reduced form 100% to approximately 15%, although The Company will have certain retained rights pursuant to the Royalty Agreement and the Services Agreement.

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

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained

The Company’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol CMGO.OB. However, there is limited trading activity and not currently a liquid trading market. There is no assurance as to when or whether a liquid trading market will develop, and if such a market does develop, there is no assurance that it will be maintained. Furthermore, for companies whose securities are quoted on the Over-The-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the “OTCQB”), it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital. As a result, purchasers of the Company’s common stock may have difficulty selling their shares in the public market, and the market price may be subject to significant volatility.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: DESCRIPTION OF PROPERTY

The following properties are used in the operation of our business:

Corporate

Our legal office of the Company is located at 5601 Biscayne Boulevard, Miami Florida 33137 and our telephone number is (305) 751-1667. The company shares this office space with a law firm whose owners are the principal owners of the company. The company does not pay rent and does not have lease for this office space as of December 31, 2011.

Sales, Marketing, Public Relations, Internet Content Publication and Distribution

The Company also has main sales and marketing offices located at 875 North Michigan Avenue, Chicago, IL 60611, 333 Hudson Street, New York NY 10013, 9070 and Rita Road Tucson, AZ 85747.

Digital Media and Digital Coupon Sales and Marketing

The company also has satellite office presence for our digital media coupons expansion located at 116 Court Street, New Haven, CT 06511 and 20 Harrison Avenue, New Jersey 07463.

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In February, 2011, the Company was served with a lawsuit filed by a former employee in the United States District Court for the Southern District of Florida. The complaint alleges breach of employee contract and entitlement to additional equity in the Company. The complaint has been dismissed on September 2, 2011, with prejudice, as to the Company and is therefore no longer a potential liability for the Company.

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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATEDSTOCKHOLDERMATTERS, AND ISSUER PURCHASES OF EQUITYSECURITIES

Our common stock has been quoted on the Over the Counter Markets (OTC) since October 2007 and currently lists at OTCQB which is the middle tier of the OTC Market. OTCQB companies report to the SEC or a U.S. banking regulator, making it easier for investors to identify companies that are current in their reporting obligations. There are no financial qualities standards to be in this middle tier and OTCQB securities such as ours may also be quoted on the FINRA BB. The OTCQB allows investors to easily identify reporting companies traded in the OTC market regardless of where they are quoted. For additional information regarding the Over the Counter Markets (OTC), please refer to the following http://www.otcmarkets.com/home.

Our symbol is “CMGO”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2011

First Quarter	0.15	0.08
Second Quarter	0.15	0.02
Third Quarter	0.07	0.02
Fourth Quarter	0.05	0.01

FISCAL YEAR ENDED DECEMBER 31, 2010

First Quarter	0.15	0.03
Second Quarter	0.09	0.01
Third Quarter	0.09	0.01
Fourth Quarter	0.35	0.05

Holders of Shares of Common Stock

The Company has authorized 450,000,000 shares of common stock with a par value of $.001 per share. As of April 18, 2012, the Company had 190,823,976 shares of common stock of the registrant issued and 190,786,802 outstanding. As of April 18, 2012, there were approximately 206 stockholders of record of our common stock. This stockholder of record total number does not reflect full amount of shares held beneficially or those shares held in “street” name. It is anticipated that the number of stockholders may increase if the total amount of stockholders that own shares held beneficially or those held in “street” name.

Dividend Policy

We did not pay cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

On June 22, 2011 the Company entered into a Master Agreement subject to shareholder approval as may be required under applicable law and subject to closing conditions with AudioEye Acquisition Corp., a Nevada corporation where the shareholders of AudioEye Acquisition Corp. will exchange 100% of the stock in AudioEye Acquisition Corp for 80% of the capital stock of AudioEye. The Company will retain 15% of AudioEye subject to transfer restrictions in accordance with the Agreement; The Company will distribute to its shareholders on the closing date, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Agreement. The conditions of the June 22, 2011 Master Agreement are as follows:  1. The shareholders of AudioEye Acquisition Corp. will exchange 100% of the stock in AudioEye Acquisition Corp for 80% of the capital stock of AudioEye; 2. The Company will retain 15% of AudioEye subject to transfer restrictions in accordance with the Agreement; 3. The Company will distribute to its shareholders on the closing date, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Agreement; 4. AudioEye will pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from, AudioEye’s patent enforcement and licensing strategy whether received by, AudioEye or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents as fully described in the Agreement.  5. AudioEye will enter into a consulting agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye and 10% of net revenues obtained from a third party described in the agreement. 6. AudioEye will arrange the release of the obligations of the Company under the Notes pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company. The Company believes that such a distribution, when combined with the other transactions contemplated in the Agreement, will allow AudioEye to raise capital and grow its business in such manner as it no longer can as a subsidiary of the Company, thus generating increased value for the Company’s stockholders.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2011, the Company issued 50 shares of series B preferred stock of the total outstanding.

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

The following is information for all securities that the Company sold during the year ended December 31, 2011. Information with respect to previously reported sales prior to January 1, 2011 may be found in the Company’s prior filings. 49,704,943 shares were issued in 2011 for the conversion of $1,710,718 of note payables into equity. 3,870,000 shares were issued in 2011 in exchange for cash of $217,000. 3,953,333 shares were issued in 2011 as compensation for services and the Company recognized stock based compensation valued at $195,452. 9,117,119 shares were issued in 2011 for the conversion of accrued liabilities into equity.

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

On June 30, 2010, the Company entered into a Note Purchase Agreement with CMGO Investors, LLC, a Delaware limited liability company, providing for the sale and issuance of (i) $20,000 of its 13% Senior Secured Convertible Extendible Notes due 2011 and (ii) warrants to purchase 125,000 shares of the Company’s Common Stock. The Note bears interest at a rate of 13% per annum payable quarterly. The entire amount of the Note, together with all accrued but unpaid interest thereon, is due and payable in full on September 30, 2011; provided that, so long as there is no continuing Event of Default, the Company may in its sole discretion extend the Maturity Date for a period of three months by paying an extension fee equal to 5% of the principal amount of the outstanding Notes. In the event of Default on the Note, the Note shall bear interest at the rate per annum equal to 18%. The Notes rank senior in right of payment with all indebtedness of the Company, whether currently existing or issued in the future. The Notes are secured by a security interest in all of the assets of the Company and the Company's subsidiaries pursuant to a Security Agreement and Subsidiary Guarantee. The Notes are convertible into shares of Common Stock of the Company at any time after the Maturity Date at an initial conversion price of $0.10 per share. The warrants are exercisable for seven years at an exercise price of $0.10 per share. The conversion price of the Notes and the exercise price of the warrants will be adjusted in connection with stock splits, dividends, mergers, reclassifications and similar transactions. In addition, if at any time the closing market price of the Common Stock is less than the conversion price or exercise price for a period of 90 consecutive trading days, then the conversion price or exercise price in effect shall be reduced to the closing market price of the Common Stock on such 90th trading day; provided that in no event shall the conversion price or exercise price be reduced to less than $0.07 per share pursuant to this provision. The investors also received certain registration rights pursuant to a Registration Rights Agreement. In connection with this transaction, the Company paid the placement agent 10% of the gross proceeds and warrants to purchase 32,500 shares of Common Stock. The sale of securities discussed above was made solely to accredited investors and was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended

On April 11, 2011 the Company assigned $135,000 of its account payable from a third party to Connied, Inc. On May 3, 2011, the Company amended the assigned account payable to add a conversion feature. The new note was convertible at 50% of the average of the five lowest closing prices for the Company's stock during the previous 30 trading days. On the same date, the Company issued 1,388,889 shares of common stock with a fair value of $97,222 to settle $50,000 of the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the year ended December 31, 2011. The remaining balance of $85,000 was recorded as short term debt in the consolidated balance sheet as of December 31, 2011. The note bears interest at 20% and is due on May 2, 2013. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion (see below) with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $85,000 on May 3, 2011. The discount will be amortized over the term of the note to interest expense. As of December 31, 2011, $15,871 of the discount had been amortized to interest expense.

On March 15, 2011 the company issued a convertible promissory note for $75,000 to Asher Enterprises, Inc. The note bears interest at 8% and is due on December 17, 2011 and any amount not paid by December 17, 2011 will incur a 22% interest rate. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument will be classified as a liability once the conversion option become effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the embedded conversion option resulted in a full discount to the note  of $75,000 on the day the conversion option became effective. On September 13, 2011, the Company issued 884,956 shares of common stock to settle $10,000 of the note. On September 20, 2011, the Company issued 1,081,081 shares of common stock to settle $12,000 of the note. On September 22, 2011, the Company issued 1,428,571 shares of common stock to settle $15,000 of the note. On October 3, 2011, the Company issued 1,782,178 shares of common stock to settle $18,000 of the note. On October 12, 2011, the Company issued 1,263,158 shares of common stock to settle $12,000 of the note. On October 13, 2011, the Company issued 1,182,796 shares of common stock to settle $8,000 of the final amount of this note.  For the final conversion, the Company issued more shares than was allowed under the agreement and therefore recognized a loss on settlement of debt for the fair value of the additional shares issued of $4,419.  As a result of the conversion, the entire discount was amortized to interest expense during the year ended December 31, 2011.

On August 24, 2011 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. The note bears interest at 8% and is due on May 29, 2012 and any amount not paid by May 29, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument will be classified as a liability once the conversion option become effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options..

On October 4, 2011 the company issued a convertible promissory note for $45,000 to Asher Enterprises, Inc. The note bears interest at 8% and is due on July 6, 2012 and any amount not paid by July 6, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument will be classified as a liability once the conversion option become effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options..

On October 17, 2011, the Company assigned $148,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on October 17, 2012. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. On October 28, 2011 the Company issued 1,915,709 shares of common stock to settle $20,000 of the note. On November 14, 2011, the Company issued 2,194,358 shares of common stock to settle $14,000 of the note. On November 28, 2011, the Company issued 2,089,553 shares of common stock to settle $7,000 of the note. On December 13, the Company issued 2,239,141 shares of common stock to settle $10,000 of the note. On December 29, 2011, the Company issued 2,463,055 shares of common stock to settle $10,000 of the note. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount to the note on October 17, 2011 of $148,000. The discount will be amortized over the term of the note to interest expense. As of December 31, 2011, $77,530 of the discount had been amortized to interest expense. See Note 6 for additional information on the derivative liability.

On October 17, 2011 the company issued a convertible promissory note for $50,000 to Hanover Holding, LLC. The note bears interest at 10% and is due on June 17, 2012 and any amount not paid by June 17, 2012 will incur a 22% interest rate. The note is convertible at 55% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.  The fair value of the embedded conversion option resulted in a full discount to the note on October 17, 2011 of $50,000. The discount will be amortized over the term of the note to interest expense. As of December 31, 2011, $15,625 of the discount had been amortized to interest expense. See Note 6 for additional information on the derivative liability.

ITEM 6: SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2011 included with this Form 10-K. The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2011. The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

Background

CMG Holdings Group, Inc. was incorporated in Nevada in July 2004 under the name of Pebble Beach Enterprises, Inc. The Company has operated under the CMG Holdings Group, Inc. name since February 2008. The Company was formed in July of 2004 as Pebble Beach Enterprises, Inc. in the state of Nevada. From the date of incorporation until August of 2004, it was a wholly-owned subsidiary of Fresh Veg Broker.com, Inc., a Nevada corporation. In August of 2004, the company was spun off from Fresh Veg. The Company until this Reorganization was a real estate investment company with three areas of operation: a) real estate acquisition and re-sale; b) real estate development and re-sale; and c) real estate consulting and joint ventures. Due to the inability to execute the real estate business plan and expand the business over the past three years, on February 20, 2008 in anticipation of this Reorganization, a majority of the existing shares of the Company were sold by the shareholders who were actively involved in the Company’s prior real estate business, and as a result, we had a change of direction and a change of control of our Company.

The Reorganization

On May 27, 2008, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement” with its controlling shareholder, Creative Management Group, Inc., a privately held Delaware corporation (“Creative Management Group”). Upon the closing under the Reorganization Agreement on May 27, 2008, (open to filing date) the eighty shareholders of Creative Management Group delivered all of their equity interests in Creative Management Group to the Company in exchange for shares of common stock in the Company owned by Creative Management Group, as a result of which Creative Management Group became a wholly-owned subsidiary of the Company (the “Reorganization”).  Pursuant to the Reorganization Agreement, at closing, the shareholders of Creative Management Group received one share of the Company’s common stock previously owned by Creative Management Group for each issued and outstanding common share owned of Creative Management Group. As a result, 22,135,148 shares of the Company that were issued and previously owned by Creative Management Group are now owned directly by its shareholders. The 22,135,148 of Creative Management Group previously owned by its shareholders are now owned by the Company, thereby making Creative Management Group a wholly-owned subsidiary of the Company. The Company did not issue any new shares as part of the Reorganization. Upon completion of the closing under the Reorganization Agreement, the Company had a total of 42,400,000 shares issued and 25,255,148 outstanding of which 20,264,852, or approximately 47.8% are held by persons who were previously shareholders of the Registrant, 22,135,148 shares, or approximately 52.2% are held by persons who were previously shareholders of Creative Management Group. Neither the Company nor Creative Management Group had any options or warrants to purchase shares of capital stock outstanding immediately prior to or following the Reorganization. All the shares of the Company’s common stock issued in connection with the Reorganization were registered under Section 12(b) or (g) of The Securities Exchange Act of 1934 when the Registrant filed Form 10-SB/A on June 28, 2006. All shares issued in connection with the Reorganization were issued from a “Control Shareholder”, which is a shareholder that is now or has been within the last 90 days a director or officer of the Company, or now owns or controls or within the last 90 days has owned or controlled 10% or more of the Company’s outstanding voting securities and is therefore subject to the restriction in accordance with Rule 144 of the Securities Act of 1934.

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

Executive Summary

References in this Current Report on Form 10-K to “CMG Holdings Group”, “CMG”, the “Company,” “we,” “us” and “our” for periods prior to the closing of the Reorganization refer to the Registrant, and for periods subsequent to the closing of the Reorganization refer to the Registrant and its subsidiaries. The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”). The Company’s objective is to create shareholder value by building market-leading strategies that deliver innovative, value-added marketing communications and strategic consulting to our clients. The company manages the business by monitoring several financial and non-financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses. Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location and growth from acquisitions.

RECENT DEVELOPMENTS

2011 Master Agreement of Share Exchange with former Stockholders of AudioEye, Inc.

On June 22, 2011 the Company entered into a Master Agreement subject to shareholder approval as may be required under applicable law and subject to closing conditions (hereinafter the “Agreement”) with AudioEye Acquisition Corp., a Nevada corporation (hereinafter “AudioEye Acquisition”) pursuant to which:

1)	The shareholders of AudioEye Acquisition Corp will exchange 100% of the stock in AudioEye Acquisition Corp for 80% of the capital stock of AudioEye.
2)	The Company will retain 15% of AudioEye subject to transfer restrictions in accordance with the Agreement.
3)	The Company will distribute to its shareholders on the closing date, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Agreement.
4)
AudioEye will pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from, AudioEye’s patent enforcement and licensing strategy whether received by, AudioEye or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents as fully described in the Agreement.

5)
AudioEye will enter into a consulting agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye and 10% of net revenues obtained from a third party described in the agreement.

6)
AudioEye will arrange the release of the obligations of the Company under the Notes pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company.

The Company believes that such a distribution, when combined with the other transactions contemplated in the Agreement, will allow AudioEye to raise capital and grow its business in such manner as it no longer can as a subsidiary of the Company, thus generating increased value for the Company’s stockholders. AudioEye, Inc. will arrange the release of obligations of the Company under outstanding 13% Senior Secured Convertible Extendable Notes due in 2011 with a current balance of $1,075,000 pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company

On October 24, 2011, AudioEye, Inc. filed a registration statement to register the issuance of shares of its common stock, which will be distributed on a pro rata basis to the Company’s shareholders. In connection with a Master Agreement dated as of June 22, 2011 between the Company and AudioEye Acquisition Corporation, the parties agreed, among other things that the shareholders of AudioEye Acquisition Corporation will exchange all of their shares of the capital stock of AudioEye Acquisition Corporation for 80% of the capital stock of AudioEye, Inc. and the Company will distribute to its shareholders in the form of a dividend 5% of the outstanding capital stock of AudioEye, Inc. Concurrently with the filing of the registration statement, the Company has filed a proxy statement relating to a special meeting of the Company shareholders to consider and vote on the spinoff, the share exchange and related matters.

On April 13, 2012, the Company amended its Jun 22, 2011 Master agreement with AudioEye Acquisitions Corporation pursuant to which the shareholders of AudioEye Acquisitions Corporation will acquire from the Company, 80% of the capital stock of AudioEye, Inc. and the Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of Audioeye, Inc. The parties have concluded that it is in the best interests of all  shareholders to amend the Master Agreement to separate the Spin-off and Share Exchange and to cause the satisfaction and release of the Notes and security interests to be effective as soon as practicable but no later than the closing of the Share Exchange.

On April 13, 2012, related to the Company’s amendment of its Jun 22, 2011 Master agreement with AudioEye Acquisitions Corporation on April 13, 2012, the Company signed an Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes between AudioEye Acquisitions Corporation, CMGO Investors LLC and the Company. The Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes are scheduled to close on or before May 31, 2012, time being of the essence, in accordance with the Amended Master Agreement, On April 13, 2012. The Company amended the Jun 22, 2011 Master agreement with AudioEye Acquisitions Corporation pursuant to which the shareholders of AudioEye Acquisitions Corporation will acquire 80% of the capital stock of AudioEye, Inc. from the Company, and the Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of Audioeye, Inc. The parties have concluded that it is in the best interests of all shareholders to amend the Master Agreement to separate the Spin-off and Share Exchange and to cause the satisfaction and release of the Notes to be effective as soon as practicable but no later than the closing of the Share Exchange.

2010 Original Completion of the Acquisition of AudioEye, Inc.

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

The fair value of consideration transferred in the acquisition, the assets acquired and the liabilities assumed are set forth in the following table:

Consideration:
Cash (1)	$30,000
Common stock (2)	59,850
Warrants to purchase common stock (3)	10,000
Contingent consideration (4)	-
Total consideration	$99,850

Recognized amount of identifiable assets acquired and liabilities assumed :
Cash	$3,217
Accounts receivable	15,967
Property and equipment	7,000
Other assets	32,500
Accounts payable	(168,300)
Accrued liabilities	(1,964)
Patent	211,430
Total identifiable net assets and liabilities assumed	$99,850

(1)	This was paid on April 1, 2010 and as such as of March 31, 2010, the Company recognized this as a liability which is reported as “Due to sellers” in the consolidated balance sheets.
(2)	The fair value of the 1.5 million shares was determined based on the closing price at the acquisition date.
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

Year ended December 31, 2011 compared to the year ended December 31, 2010

Overview

We have been unprofitable in both Fiscal 2011, and Fiscal 2010, primarily as a result of startup expenses related to becoming a public entity, increased operating expenses related to the acquisitions of XA, The Experiential Agency and AudioEye, Inc. and the initial startup expenses for our digital coupons and digital media expansion and the additional overhead operating expenses in advance of revenue that did not materialize.

Liquidity and capital resources

As of December 31, 2011 our cash on hand was $365,204, as compared to $13,695 in fiscal year ended December 31, 2010.

Revenues

The Company had revenues of $7,231,069 in our fiscal year ended December 31, 2011, as compared to $4,972,093 in fiscal year ended December 31, 2010. The increase in revenues is mainly due to new and additional business revenues generated in experiential marketing, event marketing, public relations, social media and event management consulting business regarding  operations of XA, The Experiential Agency, Inc. and the AudioEye, Inc. generation and recognized revenues from this additional division and its new line of business.

Cost of Sales

The Company had cost of sales of revenues of $5,085,957 in our fiscal year ended December 31, 2011, as compared to $2,702,047 in fiscal year ended December 31, 2010. The increase in cost of sales is mainly associated to the additional event business additional revenues generated in our experiential marketing, event marketing, public relations, social media and event management consulting business regarding operations of XA, The Experiential Agency, Inc. and internet content publication cost of sales for the initial expansion of the AudioEye, Inc. business.

Expenses

The Company had total operating expenses of $4,994,199 in our fiscal year ended December 31, 2011, as compared to $5,674,094 in fiscal year ended December 31, 2010. The increase in operating expense due to the Company recognizing additional expenses associated with full year operating expenses from the acquisition of AudioEye, Inc., compared to only nine months of expenses in year 2010.  These expenses are forecasted to be eliminated with the successful spinout of the Audioeye, Inc. operations. The additional expenses are also associated to the startup costs related to the digital coupons expansion. These expenses were recorded in year 2011 and the revenues of digital coupon platform are forecasted to be generated in year 2012. There was also a write off of inventory of Cel Art from our balance sheet during year 2011. Revenues from the sales of this inventory forecasted to be completed in future periods will be recorded to offset the write off of the inventory. This was a one-time expense that is not forecasted to be included into future years. The increased overhead operating, legal and accounting expenses associated with being a public company and increased expenses for marketing services, public relations, consulting services and event marketing as well as increased salaries, rent expense, production and administrative expenses regarding a full year of operations for XA, The Experiential Agency, Inc. line of business.

Loss

The Company incurred a net loss of $7,787,877 in our fiscal year ended December 31, 2011, as compared to a net loss of $4,191,682 in fiscal year ended December 31, 2010. The increase in the net loss is from, operating expense due to the Company recognizing additional expenses associated with full year operating expenses from the acquisition of AudioEye, Inc., compared to only nine months of expenses in year 2010 as well as smaller revenue totals.  These expenses are forecasted to be eliminated with the successful spinout of the Audioeye, Inc. operations. The additional expenses are also associated to the startup costs related to the digital coupons expansion. These expenses were recorded in year 2011 and the revenues of digital coupon platform are forecasted to be generated in year 2012. There was also a write off of inventory of Cel Art from our balance sheet during year 2011. Revenues from the sales of this inventory forecasted to be completed in future periods will be recorded to offset the write off of the inventory. This was a one-time expense that is not forecasted to be included into future years. The increased overhead operating, legal and accounting expenses associated with being a public company and increased expenses for marketing services, public relations, consulting services and event marketing as well as increased salaries, rent expense, production and administrative expenses regarding a full year of operations for XA, The Experiential Agency, Inc. line of business.

Capital Resources

At December 31, 2011, we had assets recorded at $619,440, as compared to $884,621 in fiscal year ended December 31, 2010. Assets in 2011 primarily consisting of cash of $365,204, investments of $19,949, accounts receivables of $95,645, prepaid expenses of $53,916, fixed assets of $10,142 and intangible assets of $74,584.

Liabilities

Our liabilities at December 31, 2011 totaled $6,630,482, primarily consisting of $5,384,639 of short term liabilities and $1,245,843 of long term liabilities, as compared to a $4,156,121 total liabilities balance in fiscal year ended December 31, 2010.

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

ITEM 8: FINANCIAL STATEMENTS
CMG HOLDINGS GROUP, INC.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CMG Holdings Group, Inc.
5601 Biscayne Boulevard
Miami, Florida 33137

Dear Board of Directors:

We have audited the accompanying consolidated balance sheets of CMG Holdings Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 18, 2012

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
	December 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash	$365,204	$13,695
Marketable securities	19,949	49,006
Accounts receivable, net of allowance of $161,003 and $105,673, respectively	82,520	204,147
Accounts receivable, related party	13,125	--
Prepaid and other	--	71,497
Total current assets	480,798	338,345

Other Assets	53,916	--
Property, plant and equipment, net of accumulated depreciation of $16,550 and $56,357, respectively	10,142	151,520
Intangible assets, net of accumulated amortization of $820,414 and $522,082, respectively	74,584	394,756
TOTAL ASSETS	$619,440	$884,621

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client payable	$11,317	$11,317
Accounts payable	1,413,373	1,713,300
Accounts payable – related party	169,550	--
Accrued liabilities	1,639,399	829,052
Deferred income	228,673	78,721
Derivative Liabilities	444,150	--
Short Term debt, net of unamortized discount of $183,110 and $67,063, respectively	1,284,289	1,007,937
Line of credit	107,560	183,478
Advances from related parties - current portion	86,328	127,438

TOTAL CURRENT LIABILITIES	5,384,639	3,951,243
Advance from related parties - long term, net of unamortized discount of $0 and $841,824, respectively	1,245,843	204,878

TOTAL LIABILITIES	6,630,482	4,156,121

STOCKHOLDERS’ DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none issued and outstanding
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 50,000 and 0 shares issued and outstanding	50	--
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 124,811,383 and 58,165,988 shares issued, 124,774,209 and 58,128,814 outstanding	124,812	58,166
Additional paid in capital	12,254,301	7,272,662
Treasury Stock, 37,174 and 37,174 shares held, respectively.	37	37
Accumulated deficit	(18,390,242)	(10,602,365

TOTAL STOCKHOLDERS’ DEFICIT	(6,011,042)	(3,271,500

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$619,440	$884,621

See accompanying notes to consolidated financial statements.

CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year End December 31,
	2011	2010

Revenues	$7,231,069	$4,972,093

Operating Expenses:
Cost of revenues	5,085,957	2,702,047
Patent impairment expense	319,763	--
Depreciation and amortization expense	313,257	298,333
Inventory impairment expense	3,240,502	--
Operating expenses	4,994,199	5,674,094

Operating Loss	(6,722,609)	(3,702,381)

Other income (expense)
Gain on derivative Liability	1,321,369	--
Loss on settlement of debt	(293,037)	--
Unrealized loss on marketable securities	(36,057)	(48,820)
Realized loss on trading securities	--	(23,474)
Interest expense	(2,057,543)	(417,007)

Net loss	$(7,787,877)	$(4,191,682)

Basic and diluted loss per common share	(0.11)	(0.10)

Basic and diluted weighted average common shares outstanding	70,444,199	43,828,538

See accompanying notes to consolidated financial statements

CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ DEFICIT

							Additional			Total
	Preferred	Stock	Treasury Stock		Common Stock		Paid	Accumulated		Shareholders'
	Shares	Par	Shares	Par	Shares	Par	in Capital	Deficit		Deficit

Balances, December 31, 2009			4,192,374	$4,192	38,207,626	38,208	$5,429,522	(6,410,683)		$(938,761)

Shares issued for services			(2,655,200)	(2,655)	6,227,273	6,227	554,302	-		557,874
Shares issued for cash			-	-	5,250,000	5,250	162,250	-		167,500
Cashless warrant exercises			-	-	6,981,089	6,981	(6,981)	-		-
Shares issued for purchase of Audio Eye			(1,500,000)	(1,500)	1,500,000	1,500	58,350	-		58,350
Warrant issued for purchase of Audio Eye			-	-	-	-	10,000	-		10,000
Warrant discount – purchase of Audio Eye			-	-	-	-	186,058	-		186,058
Debt discount			-	-	-	-	879,161	-		879,161
Net loss			-	-	-	-	-	(4,191,682)		(4,191,682)

Balances, December 31, 2010			37,174	$37	58,165,988	$58,166	$7,272,662	$(10,602,365)	$	$(3,271,500)
Shares issued for services					3,953,333	3,953	191,499	-		195,452

Shares issued for
Debt					49,704,943	49,706	1,661,012			1,710,718
Shares issued for cash			-	-	3,870,000	3,870	213,130	-		217,000
Cashless warrant exercises			-	-				-		-
Shares issued for
Accrued Liabilities					9,117,119	9,117	485,583			494,700
Shares issued Series
B Preferred Stock	50,000	50	-	-		-	3,240,452	-		3,240,502
Gain on Debt
Settlement			-	-	-	-	140,903	-		140,903
Settlement of
Derivative Liabilities through conversion of related notes payable			-	-	-	-	(950,940)			(950,940)
Net loss			-	-	-	-	-	(7,787,877)		(7,787,877)

Balances December 31, 2011	50,000	50	37,174	$37	124,811,383	$124,812	$12,254,301	$(18,390,242)		$(6,011,042

See accompanying notes to consolidated financial statements.

CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,787,877)	$(4,191,682)
Adjustments to reconcile net loss
to net cash used in operating activities:
Stock based compensation	195,452	557,874
Amortization of deferred financing costs	68,292	82,335
Amortization of intangible assets	298,332	298,333
Loss on extinguishment of debt	293,037	-
Amortization of debt discount	1,540,356	124,215
Realized loss on trading securities	-	23,474
Unrealized loss on trading securities	36,057	(72,757)
Impairment of AudioEye patent	319,763	-
Impairment of inventory	3,240,502	-
Depreciation expense	14,925	56,357
Gain on derivative liabilities	(1,321,369)	-
Changes in:
Accounts receivable	114,627	19,819
Accounts receivable, related party	(13,125)
Prepaid expense and other current assets	(206,182)	14,977
Deferred revenue	189,354	19,719
Accrued expense	1,563,245	1,585,920
Accounts payable	159,371	364,767
Accounts payable, related party	169,550	-

Net cash used in operating activities	(1,125,690)	(1,116,649))

CASH FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(15,999)	(11,287)
Cash from sale of trading securities	-	32,776
Cash paid for acquisition of AudioEye	-	(30,000)
Cash proceeds from acquisition of AudioEye	-	3,217

Net cash used in investing activities:	(15,999)	(5,294)

FINANCING ACTIVITIES
Advances from related parties	1,132,727	84,938
Stock issued for cash	217,000	167,500
Net borrowings on line of credit	24,081	7,732
Proceeds from issuance of debt	207,500	1,075,000
Payments on debt	(2,000)	(125,000)
Payments on related party debt	(86,110)	-
Payment of financing fees	-	(107,500)

Net cash provided by financing activities	1,493,198	1,102,670

Net increase (decrease) in cash	351,509	(19,273)
Cash, beginning of year	13,695	32,968
CASH BALANCE AT END OF YEAR	$365,204	$13,695
Supplemental cash flow information:
Income tax paid	$--	$--
Interest paid	64,107	56,501
Non-Cash investing and financing:
Acquisition of AudioEye	-	270,324
Accounts payable and accrued liabilities converted into debt	647,950	--
Conversion of accrued salaries to note payable	-	1,046,702
Common stock issued for settlement of note payables	1,422,100	-
Common stock issued for settlement of accounts payable and accrued liabilities	509,250		-
Debt discount on note payables from derivative liabilities	764,579	-
Debt discount on accrued salary conversion	-	879,161
Debt discount on warrant issued to acquire AudioEye	-	142,931
Deferred financing costs on warrant issued to acquire AudioEye	-	43,127
Reclassification of derivative liabilities from additional paid in capital	9,240,920		-
Reclassification of derivative liabilities to additional paid in capital	8,289,980		-
Securities received for accounts receivable	7,000		-
Gain on debt restructuring	121,934		-
Cashless warrant exercises	-	6,982

See accompanying notes to consolidated financial statements.

CMG HOLDINGS GROUP, INC.
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

On February 20, 2008, Creative Management Group, Inc. formed CMG Acquisitions, Inc., a Delaware company, for the purpose of acquiring companies and expansion strategies. On February 20, 2008, Creative Management Group, Inc. acquired 92.6% of Pebble Beach Enterprises, Inc. (a publicly traded company) and changed the name to CMG Holdings Group, Inc. (“the Company”). The purpose of the acquisition was to effect a reverse merger with Pebble Beach Enterprises, Inc. at a later date. On May 27, 2008, Pebble Beach entered into an Agreement and Plan of Reorganization with its controlling shareholder, Creative Management Group, Inc., a privately held Delaware corporation. Upon closing the eighty shareholders of Creative Management Group delivered all of their equity interests in Creative Management Group to Pebble Beach in exchange for shares of common stock in Pebble Beach owned by Creative Management Group, as a result of which Creative Management Group became a wholly-owned subsidiary of Pebble Beach. The shareholders of Creative Management Group received one share of Pebble Beach’s common stock previously owned by Creative Management Group for each issued and outstanding common share owned of Creative Management Group. As a result, the 22,135,148 shares of Pebble Beach that were issued and previously owned by Creative Management Group, are now owned directly by its shareholders. The 22,135,148 of Creative Management Group previously owned by its shareholders are now owned by Pebble Beach, thereby making Creative Management Group a wholly-owned subsidiary of Pebble Beach. Pebble Beach did not issue any new shares as part of the Reorganization. The transaction was accounted for as a reverse merger and recapitalization whereby Creative Management Group is the accounting acquirer. Pebble Beach was renamed CMG Holdings Group, Inc. On April 1, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed the acquisition of The Experiential Agency, Inc. See Note 3 for details. On March 31, 2010, the Company and AudioEye completed the final Stock Purchase Agreement under which the Company acquired all of the outstanding capital stock of AudioEye. On June 22, 2011 the Company entered into a Master Agreement subject to shareholder approval as may be required under applicable law and subject to closing conditions with AudioEye Acquisition Corp., a Nevada corporation where the shareholders of AudioEye Acquisition Corp. will exchange 100% of the stock in AudioEye Acquisition Corp for 80% of the capital stock of AudioEye. The Company will retain 15% of AudioEye subject to transfer restrictions in accordance with the Agreement; The Company will distribute to its shareholders on the closing date, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Agreement.

Principles of Consolidation

The consolidated financial statements include the accounts of CMG Holdings Group, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., The Experiential Agency, Inc, Audio Eye, Inc., CMGO Logistics, Inc., , and Creative Management Group, Inc. USaveCT and USaveNJ, after elimination of all significant inter-company accounts and transactions. In September 2010, AudioEye, Inc., a wholly owned subsidiary of the Company formed Empire Technologies, LLC (“Empire”) as part of a joint venture with LVS Health Innovations, Inc. (“LVS”) whereby AudioEye owns 50% of Empire. Empire had no transactions as of as of December 31, 2011 and 2010

Use of Estimates

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

Concentrations of Risk

The Company maintains its cash balances at two financial institutions where they are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At December 31, 2011 and 2010, neither of these accounts was in excess of the limit. The Company also maintains a money market investment account at one securities firm where the account is insured by the Securities Investor Protection Corporation up to $500,000 for the bankruptcy, etc., of the securities firm. At December 31, 2011 and 2010, the account had no balance in excess of the limit.

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

Stock-based compensation

Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. CMG Holdings Group, Inc. accounts for compensation cost for stock option plans and for share based payments to non-employees in accordance with ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.  The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Embedded conversion features

The Company evaluates embedded conversion features within convertible debt and convertible preferred stock under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Inventory

Inventories are stated at the lower of cost or market. Inventory during 2011 consisted of cartoon animated cels.  See Note 2.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is generally five years. Depreciation expense was $14,925 and $56,357 for the years ended December 31, 2011 and December 31, 2010.

Intangible Assets

Intangible assets are stated at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the respective asset, which is three years. Amortization expense was $298,332 and $298,333 for the years ended December 31, 2011 and December 31, 2010.

Long-lived Assets

In accordance with ASC 360-10, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to recurring losses of AudioEye, Inc., the Company evaluated its patents for impairment and determined that future cash flows were insufficient for recoverability of the asset. The Company recognized impairment losses of $319,763 and $0 during the years ended December 31, 2011 and 2010, respectively.

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

Basic and Diluted Net Loss per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended December 31, 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently Issued Accounting Pronouncements

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our accompanying financial statements.

NOTE 2: EQUITY

Preferred Stock

Series B Preferred Stock and Inventory Purchase

On March 31, 2011 the Company acquired 20,000 cartoon animated cels (the “Cel Art”) from Continental Investments Group, Inc. (the “Agreement”). The Company issued 50,000 shares of its Series B Convertible Preferred Stock to Continental Investments Group, Inc. as consideration for the Cel Art, such shares of Series B Convertible Preferred Stock having a stated value per share of $100. The Cel Art consists of collectible, hand-painted cartoon animation cels. The shares of Series B Preferred Stock are convertible into common shares of the Company at the stated value of $100 per share divided by the volume weighted average trading price for the 30 days prior to conversion. The preferred shares are non-voting and do not receive dividends. The Company determined the fair value of the preferred stock to be $3,240,502 on the acquisition date based on the number of shares of common stock the preferred shares could be converted into and the market price of the common stock on the agreement date. The cartoon animated cels are valued at the lower of cost or market. As of December 31, 2011, Management wrote down the inventory to zero. The Company also analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.  During the year ended December 31, 2011, the Company determined that due to uncertainties related to future sales of the Cel Art, the entire balance should be reserved as of December 31, 2011.

Series A Preferred Stock Issuance and Rescission

On March 31, 2011 the Company approved the issuance of 51 shares of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to three officers of the Company in consideration for the officers forgiving $300,000 of accrued salaries. Each share of Series A Preferred Stock is convertible into 1% of the Company’s common stock. The number of votes for the Series A Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion. The Series A Preferred Stock is not entitled to dividends or preference upon liquidation. On May 16, 2011 the Company rescinded the above agreement with an effective date of March 31, 2011. There are no shares of Series A Preferred Stock issued or outstanding as December 31, 2011. There was no impact to the consolidated financial statements as a result of the above issuance and rescission.

Common Stock:

During the year ended December 31, 2011:

Garlette LLC

On January 6, 2011 the Company assigned $50,000 of debt owed to Morgan Stanley Smith Barney to Garlette, LLC. On the same date, the Company amended the assigned debt to add a conversion feature. The new note was convertible at 25% of the average of the five lowest closing prices for the Company's stock during the previous 30 trading days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion (see below) with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $50,000 on January 6, 2011. See Note 6 for additional information on the derivative liability. $25,000 of the note was converted on January 7, 2011 into 357,143 shares of common stock. The remaining $25,000 was converted on January 18, 2011 into 357,143 shares of common stock. As a result of the conversion, the entire discount of $50,000 was amortized to interest expense during the twelve months ended December 31, 2011.

American Settlement LLC

On February 17, 2011 the Company assigned $25,000 of debt owed to Morgan Stanley Smith Barney to American Settlements, LLC. On the same date, the Company issued 548,246 shares of common stock with a fair value of $98,684 to settle the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the three months ended March 31, 2011. On March 21, 2011 the Company assigned $25,000 of debt owed to Morgan Stanley Smith Barney to American Settlements, LLC. On the same date, the Company issued 735,835 shares of common stock with a fair value of $99,338 to settle the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the twelve months ended December 31, 2011.

Aware Capital Consultants Inc.

On April 18, 2011, the Company assigned $41,398 of its accounts payable from a third party to Aware Capital Consultants, Inc. On May 6, 2011 the Company modified $20,000 of the payables into a convertible debenture. On the same date, the Company issued 655,737 shares of common stock with a fair value of $49,180 to settle the note. On May 24, 2011 the Company modified the remaining payables of $21,398 into a convertible debenture. On the same date, the Company issued 1,426,553 shares of common stock with a fair value of $85,592 to settle the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the twelve months ended December 31, 2011.

On August 8, 2011, the Company assigned $60,000 of its accounts payable from a third party to Aware Capital Consultants, Inc. On August 10, 2011 the Company modified $60,000 of the payables into a convertible debenture. The note was convertible at 50% of the lowest price of the immediately preceding 30 days prior to conversion. The note bears no interest and is due on August 10, 2012. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion (see below) with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $60,000 on August 10, 2011. The discount will be amortized over the term of the note to interest expense. As of December 31, 2011, $50,864 of the discount had been amortized to interest expense. On August 25, 2011, the Company issued 1,500,000 shares of common stock to settle $15,000 of the note. October 27, 2011, the Company issued 2,000,000 shares of common stock to settle $15,000 of the note. On December 29, 2011, the Company issued 4,470,149 shares of common stock to settle $15,000 of the note. As of December 31, 2011 the Company has an outstanding balance of notes payable due to Aware Capital Consultants Inc. of $15,000, net of $9,137 of unamortized discount.

Connied, Inc.

On April 11, 2011 the Company assigned $135,000 of its account payable from a third party to Connied, Inc. On May 3, 2011, the Company amended the assigned account payable to add a conversion feature. The new note was convertible at 50% of the average of the five lowest closing prices for the Company's stock during the previous 30 trading days. On the same date, the Company issued 1,388,889 shares of common stock with a fair value of $97,222 to settle $50,000 of the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the year ended December 31, 2011. The remaining balance of $85,000 was recorded as short term debt in the consolidated balance sheet as of December 31, 2011. The note bears interest at 20% and is due on May 2, 2013. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion (see below) with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $85,000 on May 3, 2011. The discount will be amortized over the term of the note to interest expense. As of December 31, 2011, $15,871 of the discount had been amortized to interest expense. See Note 6 for additional information on the derivative liability.

Asher Enterprises, Inc.

On March 15, 2011 the company issued a convertible promissory note for $75,000 to Asher Enterprises, Inc. The note bears interest at 8% and is due on December 17, 2011 and any amount not paid by December 17, 2011 will incur a 22% interest rate. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument will be classified as a liability once the conversion option become effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the embedded conversion option resulted in a full discount to the note  of $75,000 on the day the conversion option became effective. On September 13, 2011, the Company issued 884,956 shares of common stock to settle $10,000 of the note. On September 20, 2011, the Company issued 1,081,081 shares of common stock to settle $12,000 of the note. On September 22, 2011, the Company issued 1,428,571 shares of common stock to settle $15,000 of the note. On October 3, 2011, the Company issued 1,782,178 shares of common stock to settle $18,000 of the note. On October 12, 2011, the Company issued 1,263,158 shares of common stock to settle $12,000 of the note. On October 13, 2011, the Company issued 1,182,796 shares of common stock to settle $8,000 of the final amount of this note.  For the final conversion, the Company issued more shares than was allowed under the agreement and therefore recognized a loss on settlement of debt for the fair value of the additional shares issued of $4,419.  As a result of the conversion, the entire discount was amortized to interest expense during the year ended December 31, 2011.

On August 24, 2011 the Company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. The note bears interest at 8% and is due on May 29, 2012 and any amount not paid by May 29, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument will be classified as a liability once the conversion option become effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options..

On October 4, 2011 the Company issued a convertible promissory note for $45,000 to Asher Enterprises, Inc. The note bears interest at 8% and is due on July 6, 2012 and any amount not paid by July 6, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument will be classified as a liability once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options..

Magna Group LLC.

On October 17, 2011, the Company assigned $148,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on October 17, 2012. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. On October 28, 2011 the Company issued 1,915,709 shares of common stock to settle $20,000 of the note. On November 14, 2011, the Company issued 2,194,358 shares of common stock to settle $14,000 of the note. On November 28, 2011, the Company issued 2,089,553 shares of common stock to settle $7,000 of the note. On December 13, the Company issued 2,239,141 shares of common stock to settle $10,000 of the note. On December 29, 2011, the Company issued 2,463,055 shares of common stock to settle $10,000 of the note. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount to the note on October 17, 2011 of $148,000. The discount will be amortized over the term of the note to interest expense. As of December 31, 2011, $77,530 of the discount had been amortized to interest expense. See Note 6 for additional information on the derivative liability.

Hanover Holdings, LLC.

On October 17, 2011 the company issued a convertible promissory note for $50,000 to Hanover Holding, LLC. The note bears interest at 10% and is due on June 17, 2012 and any amount not paid by June 17, 2012 will incur a 22% interest rate. The note is convertible at 55% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.  The fair value of the embedded conversion option resulted in a full discount to the note on October 17, 2011 of $50,000. The discount will be amortized over the term of the note to interest expense. As of December 31, 2011, $15,625 of the discount had been amortized to interest expense. See Note 6 for additional information on the derivative liability.

Salary Payables

On August 18, 2011, 1,490,000 shares were issued to one officer with a fair value of $44,700 to settle $59,250 of outstanding salary payable. The difference between the fair value of the common stock and the salary payable was recorded to additional paid in capital. On December 30, 2011, to reduce the liabilities owed to senior executives and to improve the working capital position of the Company, the senior executives converted notes payables in total of $1,046,702 and bonus payables in total of $450,000  into 25,367,831 restricted common stock shares each to the three executives. The converted notes payables and the bonus payables were converted at a conversion price of $0.06.

Shares Issued for Services

During the twelve months ended December 31, 2011, a total of 3,953,333 shares valued at $195,452 were issued to fifteen individuals for services provided. The entire fair value was recorded to expense during the twelve months ended December 31, 2011.

Shares and Warrants Issued for Cash

During the twelve months ended December 31, 2011, eight individuals purchased 3,870,000 shares of common stock, 774,000 A Warrants and 774,000 B Warrants for $217,000. 574,000 and 200,000 A Warrants are exercisable at a strike price of $0.25 and $0.10, respectively for three years; 574,000 and 200,000 B Warrants are exercisable at a strike price of $0.50 and $0.20, respectively for three years. The Company can call each of the Warrants after twelve months if the price of the Common Shares of the Company in the Market is 150% of the Warrant strike price for 10 consecutive days. See Note 6 for additional information on the derivative liability.

A summary of warrant activity for year ended December 31, 2011 is as follows:

	Outstanding and	Weighted average
	Exercisable	Exercise Price

December 31, 2009	2,400,000	0.1
Granted	7,022,500
Exercised	(9,172,000)
December 31, 2010	250,000	$0.07
Granted	1,548,000	0.32
Exercised	-	-
December 31, 2011	1,798,000	$0.28

As of December 31, 2011, the warrants have a weighted average remaining life of 2.7 years with $0 aggregate intrinsic value.

During the year ended December 31, 2010:

On January 25, 2010, 350,000 shares were issued for services provided by third parties valued at $31,500. On March 31, 2010,
1,500,000 shares were issued for the acquisition of Audio Eye valued at $58,350. See Note 3 for details. On May 1, 2010, 685,200 shares were issued for services to be provided by a third party and were valued at $13,247. On April 1, 2010, 970,000 shares were issued to Audio Eye executives and the Company recognized $31,040 of stock based compensation. On July 1, 2010, 650,000 shares were issued for advisory services and the Company recognized $28,600 of stock based compensation. On October 6, 2010, 2,372,073 common shares were issued for services to be provided by third parties valued at $211,115. On November 8, 2010, 5,250,000 shares were issued for cash of $167,500.

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

NOTE 3: ASSET ACQUISITION OF AUDIOEYE, INC.

On March 31, 2010, the Company and AudioEye executed the final Stock Purchase Agreement where the Company acquired all outstanding shares of Audio Eye, Inc. in exchange for $30,000 cash, 1.5 million shares, warrants to purchase 250,000 shares at an exercise price of $0.07 per share and a term of 5 years plus other contingent consideration. Audio Eye develops patented internet content publication and distribution software enabling conversion of any media into accessible formats and allowing for real time distribution to end users on any internet connected device. With this acquisition, the Company expects to be a leading provider in the Internet content publication and distribution software enabling the conversion of any media into accessible formats and allows for real time distribution to end users on any network connected device. As part of the Working Capital Funding Obligation, the Company provided to the Company at closing an initial working capital contribution of Four Hundred Seventy Thousand Dollars ($470,000), a portion of which was used by AudioEye to retire the long-term and current debt on its books.  The AudioEye, Inc. operations prior to the closing date of March 31, 2010 were insignificant in terms of revenues, operating expenses, assets and liabilities relative to the Company’s current operations. Therefore due to limited operations, the Company has not presented pro forma financial results for the year ended December 31, 2010.

As part of the working capital funding obligation, the Company agreed to provide AudioEye a deferred working capital contribution of up to Two Million Five Hundred Thousand Dollars ($2,500,000). The Company will fund the deferred working capital contribution to Audio Eye as follows: Six Hundred Twenty-Five Thousand Dollars ($625,000) within ninety (90) days after AudioEye achieves cumulative Contract Sales Value of Two Million Five Hundred Thousand Dollars ($2,500,000) subsequent to the Closing. Six Hundred Twenty-Five Thousand Dollars ($625,000) within ninety (90) days after AudioEye achieves cumulative Contract Sales Value of Five Million Five Hundred Thousand Dollars ($5,500,000) subsequent to the Closing. One Million Two Hundred and Fifty Thousand Dollars ($1,250,000) within ninety (90) days after AudioEye achieves a cumulative Contract Sales Value of Ten Million Dollars ($10,000,000) subsequent to the Closing. Even if the Contract Sales Value targets in the Stock Purchase Agreement are not achieved, the Company will provide to AudioEye working capital of at least Five Hundred Thousand Dollars ($500,000) on the eighteen (18) month anniversary of the Closing Date and an additional Five Hundred Thousand Dollars ($500,000) on the thirty-six (36) month anniversary of the Closing Date. Company authorizes AudioEye to, and AudioEye may without further authorization from the Company and in the ordinary course of business, use up to Twenty-Five Percent (25%) of each deferred working capital contribution as it is received from the Company to effectuate and fund a patent infringement enforcement and licensing strategy pertaining to AudioEye’s current and future patented intellectual property.  To date, no further working capital advances have been made by the Company to AudioEye in excess of the initial $470,000.

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

The fair value of consideration transferred in the acquisition, the assets acquired and the liabilities assumed are set forth in the following table:

Consideration:
Cash (1)	$30,000
Common stock (2)	59,850
Warrants to purchase common stock (3)	10,000
Contingent consideration (4)	-
Total consideration	$99,850

Recognized amount of identifiable assets acquired and liabilities assumed :
Cash	$3,217
Accounts receivable	15,967
Property and equipment	7,000
Other assets	32,500
Accounts payable	(168,300)
Accrued liabilities	(1,964)
Patent	211,430
Total identifiable net assets and liabilities assumed	$99,850

(1)	This was paid on April 1, 2010 and as such as of March 31, 2010, the Company recognized this as a liability which is reported as “Due to sellers” in the consolidated balance sheets.
(2)	The fair value of the 1.5 million shares was determined based on the closing price at the acquisition date.
(3)
The fair value of the 250,000 warrants were determined using a Black-Scholes option valuation model using the following key assumptions: exercise price of $0.07 per share, stock price of $0.04, term of 5 years, expected volatility of 343% and a discount rate of 2.55%

(4)
The contingent consideration is based on the average net income of Audio Eye over a period of 4 years starting in 2010 after applying a multiple based on the average growth rate less any amounts of working capital contributions made by the Company to Audio Eye. The amount of working capital contribution to be made by the Company is a combination of a fixed amount of $470,000 plus a deferred working capital contribution payable within a period of 3 years and is based on the greater of Audio Eye’s achievement of certain sales targets or $1,000,000. The fair value of the contingent consideration was determined based on Audio Eye’s projected net income from 2010 and 2013 and the application of a discount rate to the future payment to be made. After deducting the amount of working capital contribution, the amount of contingent consideration was deemed to be zero. At the end of each reporting period after the acquisition date, the contingent payment will be remeasured to its fair value, with changes in fair value recorded in earnings.  As of December 31, 2011, the value of the contingent payment was $0.

During the quarter ended September 30, 2011, the Company identified differences in the original purchase price allocation related to AudioEye’s fixed assets and patents. The Company determined that amounts originally allocated to fixed assets should instead have been allocated to patents. As a result, the Company has reclassified approximately $169,000 previously included in property and equipment to intangible assets in the consolidated balance sheet as of December 31, 2011. Since the acquisition occurred on March 31, 2010, the Company has determined the measurement period for the original purchase price allocation has passed and any resulting changes to depreciation and amortization from the reclassification has been reflected in the current period income statement.

NOTE 4: POTENTIAL SALE OF AUDIOEYE

On June 22, 2011 the Company entered into a Master Agreement subject to shareholder approval as may be required under applicable law and subject to closing conditions (hereinafter the “Agreement”) with AudioEye Acquisition Corp., a Nevada corporation (hereinafter “AudioEye Acquisition”) pursuant to which:

1)	The shareholders of AudioEye Acquisition Corp will exchange 100% of the stock in AudioEye Acquisition Corp for 80% of the capital stock of AudioEye.
2)	The Company will retain 15% of AudioEye subject to transfer restrictions in accordance with the Agreement.

3)	The Company will distribute to its shareholders on the closing date, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Agreement.
4)
AudioEye will pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from, AudioEye’s patent enforcement and licensing strategy whether received by, AudioEye or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents as fully described in the Agreement.

5)
AudioEye will enter into a consulting agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye and 10% of net revenues obtained from a third party described in the agreement.

6)
AudioEye will arrange the release of the obligations of the Company under the Notes pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post sale assets of the Company.

On October 24, 2011, AudioEye, Inc. filed a registration statement to register the issuance of shares of its common stock, which will be distributed on a pro rata basis to the Company’s shareholders. In connection with a Master Agreement dated as of June 22, 2011 between the Company and AudioEye Acquisition Corporation, the parties agreed, among other things that the shareholders of AudioEye Acquisition Corporation will exchange all of their shares of the capital stock of AudioEye Acquisition Corporation for 80% of the capital stock of AudioEye, Inc. and the Company will distribute to its shareholders in the form of a dividend 5% of the outstanding capital stock of AudioEye, Inc. Concurrently with the filing of the registration statement, the Company has filed a proxy statement relating to a special meeting of the Company shareholders to consider and vote on the sale, the share exchange and related matters.

As of December 31, 2011, AudioEye is still presented as a consolidated subsidiary in the consolidated financial statements and will continue to be consolidated as a consolidated subsidiary in the consolidated financial statements until the completion of the Company’s amended master agreement with AudioEye Acquisitions Corporation. See Note 15.

On April 13, 2012, the Company amended its Jun 22, 2011 Master agreement with AudioEye Acquisitions Corporation pursuant to which the shareholders of AudioEye Acquisitions Corporation will acquire from the Company, 80% of the capital stock of AudioEye, Inc. and the Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of Audioeye, Inc. The parties have concluded that it is in the best interests of all  shareholders to amend the Master Agreement to separate the Spin-off and Share Exchange and to cause the satisfaction and release of the Notes and security interests to be effective as soon as practicable but no later than the closing of the Share Exchange.

On April 13, 2012, related to the Company’s amendment of its Jun 22, 2011 Master agreement with AudioEye Acquisitions Corporation on April 13, 2012, the Company signed an Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes between AudioEye Acquisitions Corporation, CMGO Investors LLC and the Company. The Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes are scheduled to close on or before May 31, 2012, time being of the essence, in accordance with the Amended Master Agreement, On April 13, 2012. The Company amended the Jun 22, 2011 Master agreement with AudioEye Acquisitions Corporation pursuant to which the shareholders of AudioEye Acquisitions Corporation will acquire 80% of the capital stock of AudioEye, Inc. from the Company, and the Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of Audioeye, Inc. The parties have concluded that it is in the best interests of all shareholders to amend the Master Agreement to separate the Spin-off and Share Exchange and to cause the satisfaction and release of the Notes to be effective as soon as practicable but no later than the closing of the Share Exchange.

NOTE 5: NOTES PAYABLE

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

On October 1, 2011, the notes matured and became convertible.  Due to other outstanding convertible instruments described in Note 2, the conversion option embedded in the CMGO Investor notes became a liability on the maturity date.  The fair value of the conversion option resulted in a discount to the related notes of $346,579.  Because the notes had already matured, the Company amortized the entire discount to interest expense during the year ended December 31, 2011.

The note agreements have various covenants. The agreements require the purchaser provide the Company with notice and a cure period of 10 days prior to an event qualifying as an event of default under the agreement. The agreements require a) the Company within 90 days after the close of each fiscal year of the Company, deliver to the Purchaser and InterMerchant the balance sheet of the Company as at the end of such fiscal year and the related statements of income and retained earnings and statement of cash flows for such fiscal year certified by an independent registered accounting firm of recognized national standing, accompanied by an opinion of such accounting firm (which opinion shall be without any qualification or exception as to scope of audit) stating that in the course of its regular audit of the financial statements of the Company, which audit was conducted in accordance with GAAP, such accounting firm obtained no knowledge of any Default or an Event of Default relating to financial or accounting matters which has occurred and is continuing or, if in the opinion of such accounting firm such a Default or an Event of Default has occurred and is continuing, a statement as to the nature thereof, and management’s discussion and analysis of the important operational and financial developments during such fiscal year. The timely public filing of the items described on EDGAR shall satisfy the delivery requirement under this provision but only with respect to the financial statements but not the opinion of the independent registered public accounting firm; and b) the Company deliver written Notice to the Purchaser within three Business Days after any Officer of the Company has knowledge of the occurrence of any event that, with the giving of notice or the lapse of time or both, would become an Event of Default under the agreement. As of April 18, 2012, the Company has not delivered to the purchaser the aforementioned information under a) or notice under b). As of April 18, 2012, the Company has not received notice of default from the purchaser. It is the Company’s opinion that the filing hereof constitutes compliance with the terms and provisions of the agreements prior to the delivery by the purchaser of notice of default.

Asher Enterprises, Inc.

On August 24, 2011 the Company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. The note bears interest at 8% and is due on May 29, 2012 and any amount not paid by May 29, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument will be classified as a liability once the conversion option become effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options..

On October 4, 2011 the Company issued a convertible promissory note for $45,000 to Asher Enterprises, Inc. The note bears interest at 8% and is due on July 6, 2012 and any amount not paid by July 6, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument will be classified as a liability once the conversion option become effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options..

Aware Capital Consultants Inc.

On August 8, 2011, the Company assigned $60,000 of its accounts payable from a third party to Aware Capital Consultants, Inc. On August 10, 2011 the Company modified $60,000 of the payables into a convertible debenture. The note was convertible at 50% of the lowest price of the immediately preceding 30 days prior to conversion. The note bears no interest and is due on August 10, 2012. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion (see below) with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $60,000 on August 10, 2011. The discount will be amortized over the term of the note to interest expense. As of December 31, 2011, $50,864 of the discount had been amortized to interest expense. On August 25, 2011, the Company issued 1,500,000 shares of common stock to settle $15,000 of the note. On October 27, 2011 On October 27, 2011, the Company issued 2,000,000 shares of common stock to settle $15,000 of the note. On December 29, 2011, the Company issued 4,470,149 shares of common stock to settle $15,000 of the note. As of December 31, 2011 the Company has an outstanding balance of notes payable due to Aware Capital Consultants Inc. of $15,000, net of $9,137 of unamortized discount.

Magna Group LLC.

On October 17, 2011, the Company assigned $148,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on October 17, 2012. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. On October 28, 2011 the Company issued 1,915,709 shares of common stock to settle $20,000 of the note. On November 14, 2011, the Company issued 2,194,358 shares of common stock to settle $14,000 of the note. On November 28, 2011, the Company issued 2,089,553 shares of common stock to settle $7,000 of the note. On December 13, the Company issued 2,239,141 shares of common stock to settle $10,000 of the note. On December 29, 2011, the Company issued 2,463,055 shares of common stock to settle $10,000 of the note. As of December 31, 2011, the remaining balance was $87,000. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount to the note on October 17, 2011 of $148,000. The discount will be amortized over the term of the note to interest expense. As of December 30, 2011, $77,530 of the discount had been amortized to interest expense. See Note 6 for additional information on the derivative liability.

Hanover Holdings, LLC.

On October 17, 2011 the company issued a convertible promissory note for $50,000 to Hanover Holding, LLC. The note bears interest at 10% and is due on June 17, 2012 and any amount not paid by June 17, 2012 will incur a 22% interest rate. The note is convertible at 55% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount to the note on October 17, 2011 of $50,000. The discount will be amortized over the term of the note to interest expense. As of December 30, 2011, $15,625 of the discount had been amortized to interest expense. See Note 6 for additional information on the derivative liability.

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

The Company analyzed the convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company determined the embedded conversion option in the convertible met the criteria for classification in stockholders equity under ASC 815-15 and ASC 815-40 “Derivatives and Hedging”. In addition, the Company determined that the convertible note does not contain a beneficial conversion feature under FASB ASC 470-20 “Debt with Conversion and Other Options”. The Company also analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings”. The Company determined the debtor is experiencing financial difficulty and the creditor has a granted a concession under the modified terms and concluded the modification should be accounted under ASC 470-60 “Trouble Debt Restructurings”. The total future cash payments specified by the new terms is $1,242,340 which was less than the carrying amount of the promissory note of $1,364,274 (including accrued interest and penalties) prior to the modification. Accordingly, the Company has reduced the carrying amount to an amount equal to the future cash payments and of the difference of $121,934 is recognized in additional paid in capital.

NOTE 6: DERIVATIVE LIABILITIES

Garlette LLC

As discussed in Note 2, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $246,314 using the Black-Scholes option pricing model. Because the number of shares to be issued upon settlement cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be reclassified from equity to liabilities. The company had conversion options embedded in related parties’ notes payable agreements and accrued expenses and 298,000 warrants to purchase the Company’s common stock that were classified in equity as of the date that the Company entered in to the convertible note. The fair value of these instruments on January 7, 2011 was $7,940,752 of which $7,694,438 was reclassified to liabilities, $50,000 recorded as debt discount and $196,314 was recognized as loss on derivatives.

As a result of the note conversion in January 2011, under ASC 815-15 “Derivatives and Hedging”, the instrument is measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of these instruments on January 18, 2011 was $7,894,220 and this value was reclassified out of liabilities to equity and $46,532 was recognized as a gain on derivatives during the year ended December 31, 2011.

Connied, Inc.

As discussed in Note 2, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $162,467 using the Black-Scholes option pricing model of which $85,000 recorded as debt discount and $77,467 was recognized as loss on derivatives.  Because the number of shares to be issued upon settlement cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be reclassified from equity to liabilities. The company had conversion options embedded in related parties’ notes payable agreements and accrued expenses and 948,000 warrants to purchase the Company common stock that were classified in equity as of the date that the Company entered in to the convertible note. The fair value of these instruments on May 3, 2011 was $1,509,194 and was reclassified to liabilities.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of the convertible debt on December 31, 2011 was $144,359 and $18,107 was recognized as loss on derivative.

For the year ended December 31, 2011, a total of 25,367,831 shares were issued to settle the related parties’ note payable and accrued expenses. As a result of the conversion, the fair value of the related derivative instrument on the date of settlement of $26,531 was reclassified out of liabilities to equity and $1,417,672 was recognized as a gain on derivative during the year ended December 31, 2011.

Under ASC 815-15 “Derivatives and Hedging”, because the Connied, Inc. convertible note remains outstanding as of December 31, 2011, all other share-settleable instruments that are issued subsequently should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company performed an analysis and determined all the following instruments should be classified as liabilities:

Asher Enterprises, Inc.

As discussed in Note 3, in September 2011 the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $93,370 using the Black-Scholes option pricing model of which $75,000 was recorded as debt discount and $18,370 was recognized as loss on derivatives.

For the year ended December 31, 2011, a total of 7,622,740 shares were issued to settle $75,000 of the note. As a result of the conversion, the entire debt discount of $75,000 was amortized into interest expense, the fair value of the related derivative on the date of settlement of $153,613 was reclassified out of liabilities to equity and $78,613 was recognized as a loss on derivative during the year ended December 31, 2011.

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

For the year ended December 31, 2011, a total of 7,970,149 shares were issued to settle $45,000 of the note. As a result of the conversion, $34,136 of debt discount was amortized into interest expense, the fair value of the related derivative instrument on the date of settlement of $109,398 was reclassified out of liabilities to equity and $154,736 was recognized as a gain on derivative during the year ended December 31, 2011.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on December 31, 2011 was $26,927 and $49,385 was recognized as loss on derivative.

Security Agreement – CMGO Investors, LLC

As discussed in Note 5 on October 1, 2011, the notes matured and became convertible the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $346,579 using the Black-Scholes option pricing model and $346,579 was recognized as debt discount.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on December 31, 2011 was $50,515 and $296,064 was recognized as gain on derivative.

Hanover Holdings, LLC.

As discussed in Note 5, on October 17, 2011 the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $130,713 using the Black-Scholes option pricing model of which $50,000 was recorded as debt discount and $80,713 was recognized as loss on derivatives.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on December 31, 2011 was $74,504 and $56,209 was recognized as gain on derivative.

Magna Group LLC.

As discussed in Note 5, on October 17, 2011 the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $386,381 using the Black-Scholes option pricing model of which $148,000 was recorded as debt discount and $238,381 was recognized as loss on derivatives.

For the year ended December 31, 2011, a total of 10,901,816 shares were issued to settle $61,000 of the note. As a result of the conversion, the debt discount of $77,530 was amortized into interest expense, the fair value of the related derivative on the date of settlement of $106,218 was reclassified out of liabilities to equity and $157,541 was recognized as a gain on derivative during the year ended December 31, 2011.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on December 31, 2011 was $136,170, and $13,548 was recognized as loss on derivative.

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

On July 19, 2011, 200,000 A Warrants and 200,000 B Warrants were issued to an individual in addition to shares purchase for cash as described in Note 2. The A Warrants are exercisable at a strike price of $0.10 for three years, and the B Warrants are exercisable at a strike price of $0.20 for three years. The fair value of the instruments was determined to be $25,756 using the Black-Scholes option pricing model.

On October 13, 2011, 200,000 A Warrants and 200,000 B Warrants were issued to an individual in addition to shares purchase for cash as described in Note 2. The A Warrants are exercisable at a strike price of $0.25 for three years, and the B Warrants are exercisable at a strike price of $0.50 for three years. The fair value of the instruments was determined to be $9,082 using the Black-Scholes option pricing model.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of December 31, 2011 was $11,673 and $90,605 was recognized as gain on derivative.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31 2010	$-
ASC 815-15 additions (Garlette, LLC)	7,940,752
Change in fair value	(46,532)
ASC 815-15 deletions (Garlette, LLC)	(7,894,220)
ASC 815-15 additions (Connied, Inc.)	162,467
Change in fair value	(18,107)
ASC 815-15 additions (Aware Capital, Inc.)	241,676
Change in fair value	(105,351)
ASC 815-15 deletions (Aware Capital, Inc.)	(109,398)
ASC 815-15 additions (Asher Enterprises, LLC.)	93,370
Change in fair value	60,243
ASC 815-15 deletions (Asher Enterprises, LLC)	(153,613)
ASC 815-15 additions (Magna Group, LLC)	386,381
Change in fair value	(143,993)
ASC 815-15 deletions (Magna Group, LLC)	(106,218)
ASC 815-15 additions (Hanover Holdings, LLC)	130,713
Change in fair value	(56,209)
ASC 815-15 additions (CMGO Investor Debt)	346,579
Change in fair value	(296,064)
ASC 815-15 additions (Salary and Bonus)	1,444,203
Change in fair value	(1,417,672)
ASC 815-15 deletions (Salary and Bonus)	(26,531)
ASC 815-15 additions (Warrants)	102,279
Change in fair value	(90,605)
Balance at December 31 2011	$444,150

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Derivative Liabilities
Balance at December 31 2010	$-
Excess of fair value of liabilities over note payable (Garlette, LLC)	(196,314)
Change in fair value	46,532
Excess of fair value of liabilities over note payable (Connied, Inc.)	(77,467)
Change in fair value	18,107
Excess of fair value of liabilities over note payable (Aware Capital, Inc.)	(181,676)
Change in fair value	105,351
Excess of fair value of liabilities over note payable (Asher Enterprises, LLC.)	(18,370)
Change in fair value	(60,243)
Excess of fair value of liabilities over note payable (Magna Group, LLC)	(238,381)
Change in fair value	143,993
Excess of fair value of liabilities over note payable (Hanover Holdings, LLC)	(80,713)
Change in fair value	56,209
Change in fair value (CMGO Investor Debt)	296,064
Change in fair value (Salary and Bonus)	1,417,672
Change in fair value (Warrants)	90,605
Balance at December 31 2011	$1,321,369

The Company values its warrant derivatives and all other share settable instrument using the Black-Scholes option pricing model. Assumption used include (1) 0.01% to 1.96% risk-free interest rate, (2) life is the remaining contractual life of the instrument (3) expected volatility 204% to 488%, (4) zero expected dividends, (5) exercise price as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

NOTE 7: RELATED PARTY TRANSACTIONS

On September 30, 2010 and December 31, 2010, the Company and its executive management entered into a deferred salary conversion agreements in order to assists with the working capital needs of the Company. The $1,046,702 unsecured notes carried an interest rate of 1% with a maturity date on March 31, 2012. On December 30, 2011, these notes were converted into the Company’s restricted common shares at $0.06.   See Note 2.

From time to time the Company borrows money from its officers. During the twelve months ended December 31, 2011, these advances from the officers that bear no interest and they are due on demand.  As of December 31, 2011 and 2010, the Company owed $86,328 and  $127,438 as related party debt to three officers.

As described in Note 5, the Company modified a note payable with an officer during 2011. As of December 31, 2011, the Company owes $1,245,843 as related party debt to this officer.

During the twelve months ended December 31, 2011, the Company performed services for two related party entities and are owed $13,125 of outstanding related party accounts receivable.

NOTE 8: LINE OF CREDIT
The Company obtained a credit line from Smith Barney that is secured by the company’s Smith Barney money market account. The loan balance as of December 31, 2011 and 2010 was $107,560 and $183,478, respectively. The credit line carries an annual interest rate equivalent to the bank’s prime rate.

NOTE 9: INCOME TAX

The Company accounts for income taxes using the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Under the liability method, the deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward was approximately $11,594,747 at December 31, 2011, and will begin to expire in 2027.

At December 31, 2011 and 2010, deferred tax assets consisted of the following:

	2011	2010
Deferred tax assets due to net operating loss carry forward	4,058,161	2,397,924
Valuation allowance	(4,058,161)	(2,397,924)
Net deferred tax assets	-	-

NOTE 10: COMMITMENTS AND CONTINGENCIES

On February 25, 2011, The Company’s subsidiary XA Scenes and XA, The Experiential Agency, Inc. signed a separation agreement with Waterfront NY Realty Corporation regarding their office space located at 640 West 28th Street, New York NY. The separation agreement included the vacating of the premises on February 25, 2011, the payment of $50,000 on February 25, 2011, the full release from all of obligations under the Lease for XA, regarding the commercial premises located at 636-.642 West 28th Street, New York, NY 10001. The $50,000 payment was accrued as of December 31, 2011.

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

Future minimum lease payments for the above lease schedule are as follows:

2012	147,522
2013	152,137
2014	100,158
2015	84,248
2016	86,637
Thereafter	394,649

NOTE 11: ESCROW AGREEMENT – CMGO INVESTORS LLC:

On October 29, 2010, the Company and CMGO Investors, LLC, a New York limited liability company, entered into an Escrow Agreement regarding the $1,075,000 13% Senior Secured Convertible Extendible Notes due 2011 in which the Company and CMGO Investors, LLC agreed not to convert these Convertible Notes until October 1, 2011. The Company issued 5,375,000 shares to CMGO Investors, LLC, and 1,397,500 shares to InterMerchant Securities, LLC in consideration for CMGO Investors, LLC agreement not to convert its Convertible Notes until July 1, 2011, of which 952,381 issued shares are to be issued in the name of CMGO Investors, LLC and which 247,619 issued shares are to be issued in the name of InterMerchant Securities LLC. The balance of 4,422,619 shares to CMGO Investors, LLC and balance of 1,149,881 shares to InterMerchant Securities, LLC. These 4,422,619 shares to CMGO Investors, LLC and 1,149,881 shares to InterMerchant Securities, LLC shall be delivered and held by an Escrow Agent and will only to be delivered to CMGO Investors, LLC and InterMerchant Securities, LLC in the event upon non-payment by CMG the total amount due including principal, interest, pre-payment penalties and other fees on or before July 1, 2011, which has been extended to October 1, 2011 for a 5% fee in accordance with the terms of the Convertible Notes. In the event of a non-payment by CMG to CMGO Investors, LLC, of the amount due by April 1, 2011, five-percent (5%) of the CMGO Investors, LLC, Escrow Shares was to be delivered to CMGO Investors, LLC, and five-percent (5%) of the InterMerchant Escrow Shares was to be delivered to InterMerchant. CMG did not make the required payment due by April 1, 2011 and 5% of the escrow shares will be due to both parties upon settlement of the balance. These shares still remain with the escrow agent as of April 16, 2012

These notes are expected to be repaid as a part of the potential sale of AudioEye.  See Note 4.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2011 and 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2011	Level 1	Level 2	Level 3	Total
Marketable trading securities	$19,949	$-	$-	$19,949

Derivative Liabilities	$-	$-	$444,150	$444,150

December 31, 2010	Level 1	Level 2	Level 3	Total
Marketable trading securities	$49,006	$-	$-	$49,006

Derivative Liabilities	$-	$-	$-	$-

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

Details of the Company's marketable trading securities as of December 31, 2011 and 2010 are as follows:

	2011		2010
Aggregate fair value		$19,949	$49,006
Gross unrealized holding gains			-
Gross unrealized holding losses		36,057	49,006

Proceeds from sales	$		$32,776
Gross realized gains		-	-
Gross realized losses		-	23,474
Other than temporary impairment		-	-

NOTE 13: SECURITIES RECEIVED FOR REVENUE TRANSACTIONS

The Company received equity holdings in other companies in the following transactions during the year ended December 31, 2010:

• Audio Eye completed a licensing transaction with Roth Kline Inc., an organization that will be creating an Interactive Talking Coupon utilizing Audio Eye’s technology. In exchange for licensing its technology, Audio Eye received a 19.5% equity ownership position of Roth Kline as well as a 2.5% licensing royalty on gross revenues of Roth Kline. Roth Kline is currently a privately held company. The Company recorded the non-marketable investment at its fair value of $0 and is accounting for the investment using the cost method. The license expires at the expiration of the patents associated with the license.

• CMG signed a branding agreement with XenaCare Holdings, Inc. (“XEN”), and the Company received 500,000 shares of XEN. XEN is publicly traded. The Company recorded the marketable securities at their fair value of $74,500. The agreement is for three years therefore the revenue is being recognized over the life of the agreement, $18,625 and $4,139 was recognized for twelve months ended December 31,2011 and  2010 with $51,736 and $70,361 deferred as of December 31, 2011 and 2010.

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

NOTE 14: LEGAL PROCEEDINGS.

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In February, 2011, the Company was served with a lawsuit filed by a former employee in the United States District Court for the Southern District of Florida. The complaint alleges breach of employee contract and entitlement to additional equity in the Company. The complaint has been dismissed on September 2, 2011 with prejudice, as to the Company and is therefore no longer a potential liability for the Company.

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

NOTE 15: SUBSEQUENT EVENTS

Amendment Master Service Agreement

On April 13, 2012, the Company amended it Jun 22, 2011 Master agreement with AudioEye Acquisitions Corporation pursuant to which the shareholders of AudioEye Acquisitions Corporation will acquire from the Company, 80% of the capital stock of AudioEye, Inc. and the Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of Audioeye, Inc. The parties have concluded that it is in the best interests of all  shareholders to amend the Master Agreement to separate the Spin-off and Share Exchange and to cause the satisfaction and release of the Notes and security interests to be effective as soon as practicable but no later than the closing of the Share Exchange.

Option, Note Purchase and Note Modification Agreement of Convertible Notes

On April 13, 2012, the Company signed an Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes between AudioEye Acquisitions Corporation, CMGO Investors LLC and the Company. The Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes are scheduled to close on or before May 31, 2012, time being of the essence, in accordance with the Amended Master Agreement, On April 13, 2012. The Company amended the Jun 22, 2011 Master agreement with AudioEye Acquisitions Corporation pursuant to which the shareholders of AudioEye Acquisitions Corporation will acquire 80% of the capital stock of AudioEye, Inc. from the Company, and the Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of Audioeye, Inc. The parties have concluded that it is in the best interests of all shareholders to amend the Master Agreement to separate the Spin-off and Share Exchange and to cause the satisfaction and release of the Notes to be effective as soon as practicable but no later than the closing of the Share Exchange.

Asher Enterprises, Inc.

On August 24, 2011 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. On March 12, 2012 The Company issued 2,500,000 shares of common stock to settle $10,000 of the note. On March 15, 2012 The Company issued 2,926,829 shares of common stock to settle $12,000 of the note. On March 19, 2012 The Company issued 3,571,429 shares of common stock to settle $12,500 of the note. On March 28, 2012 The Company issued 862,069 shares of common stock to settle $1,000 of the final amount of this note.

On February 6, 2012 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. The note bears interest at 8% and is due on November 8, 2012 and any amount not paid by November 8, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date.

Aware Capital Consultants Inc.

On August 8, 2011, the Company assigned $60,000 of its accounts payable from a third party to Aware Capital Consultants, Inc. On August 10, 2011 the Company modified $60,000 of the payables into a convertible debenture. On February 6, 2012, the Company issued 4,000,000 shares of common stock to settle $7,000 of the note. On March 20, 2012, the Company issued 3,500,000 shares of common stock to settle $7,000 of the final amount of this note.

Magna Group LLC.

On October 17, 2011, the Company assigned $148,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on October 17, 2012. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. On January 13, 2012 the Company issued 2,463,054 shares of common stock to settle $10,000 of the note. On February 03, 2012, the Company issued 4,056,796 shares of common stock to settle $20,000 of the note. On February 23, 2012, the Company issued 2,638,987 shares of common stock to settle $15,000 of the note. On March 16, 2012, the Company issued 4,171,301 shares of common stock to settle $20,000 of the note. On April 4, 2012, the Company issued 5,747,127 shares of common stock to settle $15,000 of the note.

On April 11, 2012, the Company assigned $50,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on April 13, 2013. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date.

Hudson Capital Advisors, Inc. Agreement

On January 5, 2012, the Company modified its July 11, 2011 agreement with Hudson Capital Advisors, Inc. into a convertible debenture note bearing interest at 2% due on January 5, 2013. This convertible debenture is $100,000. On March 8, 2012, the Company issued 1,500,000 shares of common stock to settle $15,750 of the convertible debenture note. On April 10, 2012, the Company received notification of a conversion of common stock of 6,425,000 shares of common stock to settle $64,250 of the convertible debenture note.

Braeden Storm Enterprises, Inc. Agreement

On January 5, 2012, the Company modified its July 6, 2011 agreement with Braeden Storm Enterprises, Inc. from into a convertible debenture note bearing interest at 2% due on January 6, 2013. This convertible debenture is $90,000. On February 24, 2012, the Company issued 3,000,000 shares of common stock to settle $30,000 of the convertible debenture note. On April 3, 2012, the Company received notification of a conversion of common stock of 6,000,000 shares of common stock to settle $60,000 of the convertible debenture note.

On February 10, 2012, the Company assigned $56,000 of its accounts payable from a third party to Braeden Storm Enterprises, Inc. The convertible promissory note bears interest at 10% due on April 15, 2013.

Martin Boyle Agreement

On January 5, 2012, the Company modified its September 2, 2011 agreement with Boyle into a convertible debenture note bearing interest at 2% due on January 8, 2013. This convertible debenture is $35,000. On March 5, 2012, the Company issued 2,800,000 shares of common stock to settle $35,000 of the convertible debenture note.

Scott Baily Agreement

On January 8, 2012, the Company modified its October 2, 2011 agreement with this Scott Baily into a convertible debenture note bearing interest at 2% due on January 5 2013. This convertible debenture is $60,000.

Grassy Knolls, LLC

On January 4, 2012, the Company modified its July 5, 2011 agreement with Grassy Knolls, LLC into a convertible debenture note bearing interest at 2% due on January 4, 2013. This convertible debenture is $72,000.

Consulting Agreements

On the month of January 2012, the Company engaged several consultants to perform services and issued 9,850,000 shares as compensation for services.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of December 31, 2011, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of December 31, 2011:

•	There is a lack of segregation of duties necessary for a good system of internal control due to insufficient accounting staff due to the size of the Company
•	Lack of a formal review process that includes multiple levels of reviews
•	Employees and management lack the qualifications and training to fulfill their assigned accounting and reporting functions
•	Inadequate design of controls over significant accounts and processes
•	Inadequate documentation of the components of internal control in general
•	Failure in the operating effectiveness over controls related to evaluating assets for impairment
•	Failure in the operating effectiveness over controls related to valuing and recording equity based payments to employees and non-employees
•	Failure in the operating effectiveness over controls related to valuing and recording debt instruments including those with conversion options and the related embedded derivative liabilities
•	Failure in the operating effectiveness over controls related to recording revenue and expense transactions in the proper period
•	Failure in the operating effectiveness over controls related to evaluating and recording related party transactions

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

Name	Age	With Company Since	Director/Position
Alan Morell	64	01/2008	CEO, Chairman of the Board, Director

James Ennis	43	01/2008	Chief Financial Officer, Director

Michael Vandetty	56	01/2008	Chief Legal Counsel, Director

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation for our executive officers is determined by our board of directors where our philosophy is to provide a compensation package that attracts and retains executive talent. The Executive Officers have deferred salary through December 31, 2011 based on working capital needs of the Company. The Parties acknowledge and agree that the Executive will be paid 100% of annual base compensation based on the working capital needs of the Company and as soon as the Company has sufficient working capital to do so. We strive to provide our named executive officers, who are the officers listed in the summary compensation table, with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations. Although the principal method of providing compensation to our executive officers is a salary, we intend to adopt a stock option plan for all employees, which permit the grant of stock options, stock grants and other forms of equity-based compensation. Our executive officers are eligible for grants pursuant to the plan. Although the principal compensation of our executive officers will be salary, we may provide officers with equity-based incentives. The base salary level and the nature and amount of equity-based incentives is established and reviewed by the compensation committee based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. In determining base salary, we give consideration to persons holding similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities. As of December 31, 2011, no other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, was paid to these individuals during this period.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 16, 2012, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS:

None
SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	18,622,944	10.5% %

Common Stock	James J. Ennis	11,955,944	6.7%

Common Stock	Michael Vandetty	10,945,944	6.2%

All Directors and Executive Officers as a group (6 persons)		177,261,624	23.4%

These tables are based upon 177,261,624 shares outstanding as of April 19, 2011 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2011 and December 31, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. (i) Audit Fees

Name of Firm	Fiscal Year 2011	Fiscal Year 2010
MaloneBailey – audit and audit related	$129,715	$120,000

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

4. Reports on Form 8-K:  YES INCLUDE MOST RECENT 8K”S

SIGNATURE

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: April 18, 2012	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer
(Duly Authorized Officer)

Date: April 18, 2012	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer
(Principal Financial
and Accounting Officer)