Form 10-K/A
period 2011-12-31
CMG HOLDINGS GROUP, INC.
filed 2012-04-25
CIK 1346655

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
Registrant's telephone number including area code (305) 751- 0588

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No ☒

As of April 24 , 2012, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $1,772,616 at $0.01 price per share, based on the closing price on the OTC Pink Sheets. As of April 25 , 2012, there were 190,823,976 shares of common stock of the registrant issued and 190,786,802 outstanding.

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

Holders of Shares of Common Stock

    The Company has authorized 450,000,000 shares of common stock with a par value of $.001 per share. As of April 25 , 2012, the Company had 190,823,976 shares of common stock of the registrant issued and 190,786,802 outstanding. As of April 25 , 2012, there were approximately 206 stockholders of record of our common stock. This stockholder of record total number does not reflect full amount of shares held beneficially or those shares held in “street” name. It is anticipated that the number of stockholders may increase if the total amount of stockholders that own shares held beneficially or those held in “street” name.

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

CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,787,877)	$(4,191,682)
Adjustments to reconcile net loss
to net cash used in operating activities:
Stock based compensation	195,452	557,874
Amortization of deferred financing costs	68,292	82,335
Amortization of intangible assets	298,332	298,333
Loss on extinguishment of debt	293,037	-
Amortization of debt discount	1,540,356	124,215
Realized loss on trading securities	-	23,474
Unrealized loss on trading securities	36,057	(72,757)
Impairment of AudioEye patent	319,763	-
Impairment of inventory	3,240,502	-
Depreciation expense	14,925	56,357
Gain on derivative liabilities	(1,321,369)	-
Changes in:
Accounts receivable	114,627	19,819
Accounts receivable, related party	(13,125)
Prepaid expense and other current assets	(206,182)	14,977
Deferred revenue	189,354	19,719
Accrued expense	1,563,245	1,585,920
Accounts payable	159,371	364,767
Accounts payable, related party	169,550	-

Net cash used in operating activities	(1,125,690)	(1,116,649)

CASH FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(15,999)	(11,287)
Cash from sale of trading securities	-	32,776
Cash paid for acquisition of AudioEye	-	(30,000)
Cash proceeds from acquisition of AudioEye	-	3,217

Net cash used in investing activities:	(15,999)	(5,294)

FINANCING ACTIVITIES
Advances from related parties	1,132,727	84,938
Stock issued for cash	217,000	167,500
Net borrowings on line of credit	24,081	7,732
Proceeds from issuance of debt	207,500	1,075,000
Payments on debt	(2,000)	(125,000)
Payments on related party debt	(86,110)	-
Payment of financing fees	-	(107,500)

Net cash provided by financing activities	1,493,198	1,102,670

Net increase (decrease) in cash	351,509	(19,273)
Cash, beginning of year	13,695	32,968
CASH BALANCE AT END OF YEAR	$365,204	$13,695
Supplemental cash flow information:
Income tax paid	$--	$--
Interest paid	64,107	56,501
Non-Cash investing and financing:
Acquisition of AudioEye	-	270,324
Accounts payable and accrued liabilities converted into debt	647,950	--
Conversion of accrued salaries to note payable	-	1,046,702
Common stock issued for settlement of note payables	1,422,100	-
Common stock issued for settlement of accounts payable and accrued liabilities	509,250	-
Debt discount on note payables from derivative liabilities	764,579	-
Debt discount on accrued salary conversion	-	879,161
Debt discount on warrant issued to acquire AudioEye	-	142,931
Deferred financing costs on warrant issued to acquire AudioEye	-	43,127
Reclassification of derivative liabilities from additional paid in capital	9,240,920	-
Reclassification of derivative liabilities to additional paid in capital	8,289,980	-
Securities received for accounts receivable	7,000	-
Gain on debt restructuring	121,934	-
Cashless warrant exercises	-	6,982

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: EQUITY (Continued)

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: EQUITY (Continued)

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: EQUITY (Continued)

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

    A summary of warrant activity for year ended December 31, 2011 is as follows:

	Outstanding and	Weighted average
	Exercisable	Exercise Price

December 31, 2009	2,400,000	$0.1
Granted	7,022,500
Exercised	(9,172,000)
December 31, 2010	250,000	0.07
Granted	1,548,000	0.32
Exercised	-	-
December 31, 2011	1,798,000	$0.28

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: EQUITY (Continued)

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ASSET ACQUISITION OF AUDIOEYE, INC. (Continued)

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ASSET ACQUISITION OF AUDIOEYE, INC. (Continued)

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

CMG HOLDINGS GROUP, INC.
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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: NOTES PAYABLE (Continued)

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: NOTES PAYABLE (Continued)

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: DERIVATIVE LIABILITIES (Continued)

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: DERIVATIVE LIABILITIES (Continued)

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: DERIVATIVE LIABILITIES (Continued)

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: RELATED PARTY TRANSACTIONS (Continued)

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

    At December 31, 2011 and 2010, deferred tax assets consisted of the following:

	2011	2010
Deferred tax assets due to net operating loss carry forward	$4,058,161	$2,397,924
Valuation allowance	(4,058,161)	(2,397,924)
Net deferred tax assets	-	-

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: FAIR VALUE MEASUREMENTS AND INVESTMENTS (Continued)

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: LEGAL PROCEEDINGS (Continued)

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: SUBSEQUENT EVENTS  (Continued)
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

SECURITY OWNERSHIP OF BENEFICIAL OWNERS:

None

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	18,622,944	10.5% %

Common Stock	James J. Ennis	11,955,944	6.7%

Common Stock	Michael Vandetty	10,945,944	6.2%

All Directors and Executive Officers as a group (6 persons)		41,524,832	23.4%

    These tables are based upon 177,261,624 shares outstanding as of April 25 , 2011 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

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

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

1. Financial Statements
2. Financial Statement Schedules
3. Exhibits

4. Reports on Form 8-K:

   The Company filed a form 8-K on October 14, 2012 relating to opening of Waldwin, New Jersey office.

SIGNATURE

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: April 25 , 2012	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer
(Duly Authorized Officer)

Date: April 25 , 2012	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer
(Principal Financial
and Accounting Officer)