Form 10-Q
period 2012-03-31
CMG HOLDINGS GROUP, INC.
filed 2012-05-23
CIK 1346655

QUARTELY REPORT MARCH 31, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2012
Commission file number 000-51770
CMG HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0733770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5601 Biscayne Boulevard
Miami, Florida, USA	33137
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number including area code (305) 751-0581
---------------------------------------------------------------

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

As of May 22, 2012, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $3,812,723 at $0.015 price per share, based on the closing price on the OTC Pink Sheets. As of May 22, 2012, there were 234,045,652 shares of common stock of the registrant issued and 234,082,826 outstanding.

CMG HOLDINGS GROUP, INC.
FORM 10-Q

TABLE OF CONTENTS

Item #	Description	Page Numbers

	PART I	3

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4	CONTROLS AND PROCEDURES	11

	PART II

ITEM 1	LEGAL PROCEEDINGS	12

ITEM 1A	RISK FACTORS	12

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

ITEM 5	OTHER INFORMATION	14

ITEM 6	EXHIBITS	15

	SIGNATURES	15

EXHIBIT31.1	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 31.2	SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

EXHIBIT 32.1	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 32.2	SECTION 906 CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.
UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2012 AND 2011
CONTENTS
______________________________________________________________________________________
Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited)	F-1
Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited)	F-3
Notes to Consolidated Financial Statements (Unaudited)	F-4

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$562,858	$365,204
Marketable securities	44,901	19,949
Accounts receivable, net of allowance of $161,003 and $161,003, respectively	254,178	82,520
Accounts receivable, related party	13,125	13,125
Prepaid and other	215,141	--
Total current assets	1,090,203	480,798

Other Assets	55,518	53,916
Property, plant and equipment, net of accumulated depreciation of $20,005 and $16,550, respectively	13,430	10,142
Intangible assets, net of accumulated amortization of $0 and $820,414, respectively	-	74,584
TOTAL ASSETS	$1,159,151	$619,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client payable	$11,317	$11,317
Accounts payable	844,293	1,413,373
Accounts payable – related party	89,708	169,550
Accrued liabilities	2,131,819	1,639,399
Deferred income	1,071,543	228,673
Derivative liabilities	439,361	444,150
Short term debt, net of unamortized discount of $218,900 and $113,981, respectively	1,364,750	1,268,418
Line of credit	108,667	107,560
Advances from related parties - current portion	80,328	86,328

TOTAL CURRENT LIABILITIES	6,141,786	5,368,768
Long term debt, net of unamortized discount of $114,166 and $69,129, respectively	26,834	15,871
Advance from related parties - long term	1,420,843	1,245,843

TOTAL LIABILITIES	7,589,463	6,630,482

STOCKHOLDERS’ DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none issued and outstanding
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 50,000 and 0 shares issued and outstanding	50	50
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 172,689,023 and 124,811,383 shares issued, 172,651,849 and 124,774,209 outstanding	172,653	124,812
Additional paid in capital	12,815,004	12,254,301
Treasury Stock, 37,174 and 37,174 shares held, respectively.	37	37
Accumulated deficit	(19,418,056)	(18,390,242)

TOTAL STOCKHOLDERS’ DEFICIT	(6,430,312)	(6,011,042)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,159,151)	$619,440

See accompanying notes to unaudited consolidated financial statements.

CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues	$998,155	$787,483
Operating expenses:
Cost of revenues	557,814	332,331
Depreciation and amortization expense	74,584	259,077
Operating expenses	1,192,691	957,208

Operating Loss	(826,934)	(761,133)

Other income (expense)
Loss on settlement of debt	--	(148,022)
Unrealized gain on marketable securities	25,500	--
Gain on derivative liability	102,190	907,210
Other income/(expense)	(13,655)	22,996
Interest expense	(314,915)	(219,431)

Net Loss	$(1,027,814)	$(198,380)

Basic and diluted income (loss) per common share	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	147,143,694	59,530,993

See accompanying notes to unaudited consolidated financial statements.

CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,027,814)	$(198,380)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	--	31,803
Shares issued for services	97,100	--
Amortization of intangible assets	74,584	74,583
Depreciation expense	--	20,320
Loss on settlement of debt	--	148,022
Unrealized gain on trading securities	(25,500)	(22,996)
Gain on derivative	(102,190)	(907,210)
Amortization of debt discount	264,140	152,691
Changes in:
Accounts receivable	(171,658)	(168,774)
Prepaid expense and other current assets	(216,195)	(275,239)
Deferred income	842,870	1,137,548
Accrued liabilities	493,920	208,171
Accounts payable	(156,080)	169,525
Accounts payable, related party	(79,842)	--
Net cash provided by (used in) operating activities	(6,665)	370,064

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(3,288)	--
Net cash used in investing activities	(3,288)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related parties debt	(6,000)	(50,000)
Advances from related parties	175,000	306,749
Proceeds from issuance of debt	37,500	75,000
Stock issued for cash	--	82,000
Net borrowings on line of credit	1,107	(6,991)
Cash provided by financing activities	207,607	406,758

Net increase in cash	197,654	776,822
Cash, beginning of period	365,204	13,695
Cash, end of period	$562,858	$790,517
Supplemental cash flow information:
Interest paid	$--	$34,943
Income taxes paid	$--	$--
Non-cash investing activity:
Reclassification of accounts payable to short term debt	$413,000	$--
Preferred stock issued for inventory	--	3,240,502
Discount on notes payable from derivative liability	414,095	75,000
Common stock issued for settlement of notes payable	194,750	100,000
Reclassification of derivative liabilities from additional paid-in-capital	--	10,822,677
Reclassification of derivative liabilities to additional paid-in-capital	316,694	7,894,220
Reclassification of long term related parties debt to short term	--	204,878

See accompanying notes to unaudited consolidated financial statements.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CMG Holdings Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes contained in its 2011 annual report on Form 10-K. In the opinion of management, these interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements. The unaudited consolidated financial statements should be read in conjunction with the historical audited consolidated financial statements and footnotes of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on Form 10-K. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2011, as reported in the Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of CMG Holdings Group, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., The Experiential Agency, Inc., Audio Eye, Inc., CMGO Logistics, Inc., , and Creative Management Group, Inc. USaveCT and USaveNJ, after elimination of all significant inter-company accounts and transactions. In September 2010, AudioEye, Inc., a wholly owned subsidiary of the Company formed Empire Technologies, LLC (“Empire”) as part of a joint venture with LVS Health Innovations, Inc. (“LVS”) whereby AudioEye owns 50% of Empire. Empire had no transactions as of as of March 31, 2012.

Fair Value Measurements

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2012 and 2011.  As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2012	Level 1	Level 2	Level 3	Total
Marketable trading securities	$44,901	$-	$-	$44,901

Derivative Liabilities	$-	$-	$439,361	$439,361

December 31, 2011	Level 1	Level 2	Level 3	Total
Marketable trading securities	$19,949	$-	$-	$19,949

Derivative Liabilities	$-	$-	$444,150	$444,150

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

Details of the Company's marketable trading securities as of March 31, 2012 and December 31, 2011 are as follows:
	2012		2011
Aggregate fair value		$44,901	$19,949
Gross unrealized holding gains		25,500	-
Gross unrealized holding losses		--	36,057

Proceeds from sales	$		$--
Gross realized gains		-	--
Gross realized losses		-	--
Other than temporary impairment		-	--

NOTE 2: EQUITY

Common Stock:

Asher Enterprises, Inc.

On August 24, 2011 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. On March 12, 2012, the Company issued 2,500,000 shares of common stock to settle $12,000 of the note. On March 15, 2012, the Company issued 2,926,829 shares of common stock to settle $12,000 of the note. On March 19, 2012, the Company issued 3,571,429 shares of common stock to settle $12,500 of the note. On March 28, 2012 The Company issued 862,069 shares of common stock to settle the remaining $1,000 of the note and $1,500 of accrued interest.

Aware Capital Consultants Inc.

On August 8, 2011, the Company assigned $60,000 of its accounts payable from a third party to Aware Capital Consultants, Inc. On August 10, 2011 the Company modified $60,000 of the payables into a convertible debenture. As of December 31, 2011, the Company had an outstanding balance of notes payable due to Aware Capital Consultants Inc. of $15,000. On February 6, 2012, the Company issued 4,000,000 shares of common stock to settle $8,000 of the note. On March 20, 2012, the Company issued 3,500,000 shares of common stock to settle the remaining $7,000 of the note.

Magna Group LLC.

On October 17, 2011, the Company assigned $148,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on October 17, 2012. On January 13, 2012 the Company issued 2,463,055 shares of common stock to settle $10,000 of the note. On February 3, 2012, the Company issued 4,056,796 shares of common stock to settle $20,000 of the note. On February 23, 2012, the Company issued 2,638,987 shares of common stock to settle $15,000 of the note. On March 16, 2012, the Company issued 4,171,301 shares of common stock to settle $15,000 of the note. As of March 31, 2012, the Company has an outstanding of notes payable due to Magna Group LLC of $27,000.

Hudson Capital Advisors, Inc. Agreement

On January 5, 2012, the Company modified its July 11, 2011 agreement with Hudson Capital Advisors, Inc. into a $100,000 convertible debenture note bearing interest at 2% due on January 5, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. On March 8, 2012, the Company issued 1,500,000 shares of common stock to settle $15,750 of the convertible debenture note. As of March 31, 2012, the Company has an outstanding of notes payable due to Hudson Capital Advisors, Inc. of $84,250.

Braeden Storm Enterprises, Inc. Agreement

On January 5, 2012, the Company modified its July 6, 2011 agreement with Braeden Storm Enterprises, Inc. into a $90,000 convertible debenture note bearing interest at 2% due on January 6, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. On February 24, 2012, the Company issued 3,000,000 shares of common stock to settle $30,000 of the convertible debenture note. As of March 31, 2012, the Company has an outstanding of notes payable due to Braeden Storm Enterprises, Inc. of $60,000.

Martin Boyle Agreement

On January 5, 2012, the Company modified its September 2, 2011 agreement with Boyle into a $35,000 convertible debenture note bearing interest at 2% due on January 8, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. On March 5, 2012, the Company issued 2,800,000 shares of common stock to settle the full $35,000 of the convertible debenture note.

Shares for Services

During the three months ended March 31, 2012, the Company engaged several consultants to perform services and issued 9,850,000 shares as compensation for services. The shares were valued at $97,100 and were recorded to expense as of March 31, 2012.

NOTE 3: NOTES PAYABLE

Asher Enterprises, Inc.

On February 6, 2012 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. The note bears interest at 8% and is due on November 8, 2012 and any amount not paid by November 8, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days.  The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On August 24, 2011 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days.  The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As a result, the instrument was measured at fair value of the embedded conversion option and a full discount to the note was recorded on February 20, 2012. See note 4 for additional information on the derivative liability. On March 12, 2012, the Company issued 2,500,000 shares of common stock to settle $12,000 of the note. On March 15, 2012, the Company issued 2,926,829 shares of common stock to settle $12,000 of the note. On March 19, 2012, the Company issued 3,571,429 shares of common stock to settle $12,500 of the note. On March 28, 2012 The Company issued 862,069 shares of common stock to settle the remaining $1,000 of the note and $1,500 of accrued interest.   As a result of the full conversion, the entire discount of $37,500 was amortized to interest expense during the three months ended March 31, 2012.

Hudson Capital Advisors, Inc.

On January 5, 2012, the Company modified its July 11, 2011 agreement with Hudson Capital Advisors, Inc. into a $100,000 convertible debenture note bearing interest at 2% due on January 5, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $87,614 on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 4 for additional information on the derivative liability. On March 8, 2012, the Company issued 1,500,000 shares of common stock to settle $15,750 of the convertible debenture note. As of March 31, 2012, the Company has an outstanding of notes payable due to Hudson Capital Advisors, Inc. of $84,250.  During the three months ended March 31, 2012, the Company amortized $32,253 of the discount to interest expense.

Braeden Storm Enterprises, Inc.

On January 5, 2012, the Company modified its July 6, 2011 agreement with Braeden Storm Enterprises, Inc. into a $90,000 convertible debenture note bearing interest at 2% due on January 6, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $79,254 on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 4 for additional information on the derivative liability. On February 24, 2012, the Company issued 3,000,000 shares of common stock to settle $30,000 of the convertible debenture note. As of March 31, 2012, the Company has an outstanding of notes payable due to Braeden Storm Enterprises, Inc. of $60,000.  During the three months ended March 31, 2012, the Company amortized $39,227 of the discount to interest expense.

On February 10, 2012, the Company assigned $56,000 of its accounts payable from a third party to Braeden Storm Enterprises, Inc. The convertible promissory note bears interest at 10% due on April 15, 2013. The new note was convertible at 50% of the lowest trading price in the three days prior to the day that the Holder requests conversion. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a full discount on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 4 for additional information on the derivative liability.  During the three months ended March 31, 2012, the Company amortized $7,000 of the discount to interest expense.

Martin Boyle

On January 5, 2012, the Company modified its September 2, 2011 agreement with Boyle into a $35,000 convertible debenture note bearing interest at 2% due on January 8, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $30,667 on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 4 for additional information on the derivative liability. On March 5, 2012, the Company issued 2,800,000 shares of common stock to settle the full $35,000 of the convertible debenture note.  As a result of the full conversion, the entire discount of $30,667 was amortized to interest expense during the three months ended March 31, 2012.

Scott Baily

On January 8, 2012, the Company modified its October 2, 2011 agreement with Scott Baily into a $60,000 convertible debenture note bearing interest at 2% due on January 5 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $52,685 on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 4 for additional information on the derivative liability.  During the three months ended March 31, 2012, the Company amortized $13,171 of the discount to interest expense.

Grassy Knolls, LLC

On January 4, 2012, the Company modified its July 5, 2011 agreement with Grassy Knolls, LLC into a $72,000 convertible debenture note bearing interest at 2% due on January 4, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $70,375 on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 4 for additional information on the derivative liability. During the three months ended March 31, 2012, the Company amortized $17,594 of the discount to interest expense.

CMGO Investors, LLC

Security Agreement – CMGO Investors, LLC:

During year ended December 31, 2010, the Company borrowed $1,075,000 under five 13% Senior Secured Convertible Extendible Notes from third parties that matured on October 1, 2011.

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

As of May 21, 2012, the Company has not delivered to the purchaser the aforementioned information under a) or notice under b). As of May 21, 2012, the Company has not received notice of default from the purchaser. It is the Company’s opinion that the filing hereof constitutes compliance with the terms and provisions of the agreements prior to the delivery by the purchaser of notice of default.

Aware Capital Consultants Inc.

On August 8, 2011, the Company assigned $60,000 of its accounts payable from a third party to Aware Capital Consultants, Inc. On August 10, 2011 the Company modified $60,000 of the payables into a convertible debenture. As of December 31, 2011, the Company had an outstanding balance of notes payable due to Aware Capital Consultants Inc. of $15,000. On February 6, 2012, the Company issued 4,000,000 shares of common stock to settle $8,000 of the note. On March 20, 2012, the Company issued 3,500,000 shares of common stock to settle the remaining $7,000 of the note. As a result of the full conversion, the remaining discount of $9,136 was amortized to interest expense during the three months ended March 31, 2012.

Magna Group LLC.

On October 17, 2011, the Company assigned $148,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on October 17, 2012. On January 13, 2012 the Company issued 2,463,055 shares of common stock to settle $10,000 of the note. On February 03, 2012, the Company issued 4,056,796 shares of common stock to settle $20,000 of the note. On February 23, 2012, the Company issued 2,638,987 shares of common stock to settle $15,000 of the note. On March 16, 2012, the Company issued 4,171,301 shares of common stock to settle $15,000 of the note. As of March 31, 2012, the Company has an outstanding of notes payable due to Magna Group LLC of $27,000.  During the three months ended March 31, 2012, the Company amortized $56,441 of the discount to interest expense.

Additionally, during the three months ended March 31, 2012, the Company amortized $21,151 of discounts related to other notes not mentioned above to interest expense.

NOTE 4: DERIVATIVE LIABILITIES

Connied, Inc.

The Company determined that the instruments embedded in the May 3, 2011 $85,000 convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on March 31, 2012 was $138,235 and $6,124 was recognized as gain on derivative.

Because the number of shares to be issued upon settlement cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be reclassified from equity to liabilities. The Company performed an analysis and determined all the following instruments should be classified as liabilities:

Asher Enterprises, Inc.

As discussed in Note 3, in February 2012 the Company determined that the instruments embedded in the August 24, 2011 $37,500 convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $39,575 using the Black-Scholes option pricing model of which $37,500 was recorded as debt discount and $2,075 was recognized as loss on derivatives.

For the three months end March 31, 2012, a total of 9,860,327 shares were issued to settle $37,500 of the note. As a result of the conversion, the fair value of the related derivative on the date of settlement of $44,209 was reclassified out of liabilities to equity and $4,633 was recognized as a loss on derivative during the three months ended March 31, 2012.

Aware Consultants, Inc.

On August 8, 2011, the Company assigned $60,000 of its accounts payable from a third party to Aware Capital Consultants, Inc. On August 10, 2011 the Company modified $60,000 of the payables into a convertible debenture.

For the three months ended March 31, 2012, a total of 7,500,000 shares were issued to settle the full $15,000 of the note. As a result of the conversion, the fair value of the related derivative instrument on the date of settlement of $59,531 was reclassified out of liabilities to equity and $32,604 was recognized as a loss on derivative during the month ended March 31, 2012.

Security Agreement – CMGO Investors, LLC

As discussed in Note 3 on October 1, 2011, the notes matured and became convertible the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on March 31, 2012 was $410 and $50,104 was recognized as gain on derivative.

Hanover Holdings, LLC.

On October 17, 2011 the Company determined that the instruments embedded in a $50,000 convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As of March 31, 2012, the fair value of these instruments was $50,692 and $23,813 was recognized as gain on derivative.

Magna Group LLC.

October 17, 2011 the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

For the year ended March 31, 2012, a total of 13,330,139 shares were issued to settle $60,000 of the note. As a result of the conversion, the fair value of the related derivative on the date of settlement of $126,622 was reclassified out of liabilities to equity and $30,012 was recognized as a loss on derivative during the year ended March 31, 2012.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on March 31, 2012 was $34,011, and $5,548 was recognized as a gain on derivative.

Warrants

899,000 A Warrants and 899,000 B warrants were issued to individuals in the fiscal year 2011. The Company determined that the instruments embedded in the warrants should be classified as liabilities.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of March 31, 2012 was $7,142 and $4,532 was recognized as gain on derivative.

Hudson Capital Advisors, Inc.

As discussed in Note 3, the Company determined that the instruments embedded in the convertible note should be classified as liabilities. The fair value of the instruments were determined to be $87,614 using the Black-Scholes option pricing model.

On March 8, 2012, the Company issued 1,500,000 shares of common stock to settle $15,750 of the convertible debenture note. As a result of the conversion, the fair value of the related derivative instrument on the date of settlement of $21,077 was reclassified out of liabilities to equity and $46,207 was recognized as loss on derivative during the three months ended March 31, 2012.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments as of March 31, 2012 was $31,982 and $80,763 was recognized as gain on derivative.

Braeden Storm Enterprises, Inc.

As discussed in Note 3, the Company determined that the instruments embedded in the convertible note should be classified as liabilities. The fair value of the instruments were determined to be $182,809 using the Black-Scholes option pricing model.  The fair value of the liability exceeded the principal balance of the note resulting in $47,555 being recognized as loss on derivatives.

On February 24, 2012, the Company issued 3,000,000 shares of common stock to settle $30,000 of the convertible debenture note. As a result of the conversion, the fair value of the related derivative instrument on the date of settlement of $40,429 was reclassified out of liabilities to equity and $42,032 was recognized as gain on derivative during the three months ended March 31, 2012.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments as of March 31, 2012 was $126,779 and $57,633 was recognized as gain on derivative.

Martin Boyle

As discussed in Note 3, the Company determined that the instruments embedded in the convertible note should be classified as liabilities. On March 5, 2012, the Company issued 2,800,000 shares of common stock to settle the full $35,000 of the convertible debenture note.

As discussed in Note 3, the Company determined that the instruments embedded in the convertible note should be classified as liabilities. The fair value of the instruments were determined to be $30,667 using the Black-Scholes option pricing model.

On March 5, 2012, the Company issued 2,800,000 shares of common stock to settle the full $35,000 of the convertible debenture note. As a result of the conversion, the fair value of the related derivative instrument on the date of settlement of $24,827 was reclassified out of liabilities to equity and $5,840 was recognized as gain on derivative during the three months ended March 31, 2012.

Scott Baily

As discussed in Note 3, the Company determined that the instruments embedded in the convertible note should be classified as liabilities. The fair value of the instruments were determined to be $52,685 using the Black-Scholes option pricing model.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments as of March 31, 2012 was $22,776 and $29,909 was recognized as gain on derivative.

Grassy Knolls, LLC

As discussed in Note 3, the Company determined that the instruments embedded in the convertible note should be classified as liabilities. The fair value of the instruments were determined to be $70,375 using the Black-Scholes option pricing model.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments as of March 31, 2012 was $27,331 and $40,043 was recognized as gain on derivative.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2011	444,150
ASC 815-15 additions	463,725
Change in fair value	(151,820)
ASSC 815-15 deletions	(316,694)
Balance at March 31, 2012	439,361

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Gain/(Loss) on Derivative Liability
Change in fair value	(49,630)
Excess of fair value of liabilities over note payable	151,820
Gain for the Three Months Ended March 31, 2012	102,190

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

On April 21, 2011, the Company was served with a lawsuit that was filed in Clark County, Nevada against the Company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the Company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. The complaint also alleges any such amendment would require shareholder approval and filing of a proxy statement. On April 20, 2012, the Company settled with A to Z Holdings, LLC and seven other individuals or entities for $10,000. The Company has accrued this settlement liability as of March 31, 2012.

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. The Company disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. The Company has retained counsel and is prepared to defend this lawsuit. The Company believes that the claims are frivolous pursuant to the terms of the contract. The case is still ongoing and the matter remains unresolved. Management believes the likelihood of a loss in any of the pending litigations is remote. The Company has estimated a probable loss of $30,000 and has accrued this potential liability as of March 31, 2012.

NOTE 6: RELATED PARTY TRANSACTIONS

From time to time the Company borrows money from its officers. During the three months ended March 31, 2012, the Company received advances of $175,000 and repaid $6,000.  These advances bear no interest and are due on demand. As of March 31, 2012 and December 31, 2011, the Company owed $80,328and $86,328 as short term related party debt to three officers. As of March 31, 2012, the Company owes $1,420,843 as long term related party debt to one of these officers.

During the three months ended March 31, 2012, the Company owes $89,708 of reimbursable expenses paid for by an officer of the Company.

During the three months ended March 31, 2012, the Company performed services for two related party entities and are owed $13,125 of outstanding related party accounts receivable.

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

	Three months ended March 31,
	2012	2011
Revenue:
Event marketing	$912,382	$656,341
Commercial rights	70,767	43,500
Consulting services	15,006	87,642
Total	$998,155	$787,483

Operating loss
Event marketing	$1,146,697	$807,403
Commercial rights	448,445	321,235
Consulting services	229,947	419,978
Total Operating loss	$826,934	$761,133

Assets	March 31, 2012	December 31, 2011
Event marketing	$1,034,190	$535,760
Commercial rights	16,342	8,229
Consulting services	108,619	75,451
Total	$1,159,151	$619,440

NOTE 8:  MASTER AGREEMENT OF SHARE EXCHANGE WITH FORMER STOCKHOLDERS OF AUDIOEYE, INC.

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

NOTE 9: SUBSEQUENT EVENTS

Hudson Capital Advisors, Inc. Agreement

On January 5, 2012, the Company modified its July 11, 2011 agreement with Hudson Capital Advisors, Inc. into a convertible debenture note bearing interest at 2% due on January 5, 2013. This convertible debenture is $100,000. On April 10, 2012, the Company issued 6,425,000 shares of common stock to settle $64,250 of the convertible debenture note.

Paul Sherman Agreement

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman as convertible debenture note bearing interest at 2% due on May 15, 2013. The note is convertible at a price equal to the close price on the day prior to the Holder’s request for conversion, but not to go below $.001.This convertible debenture has an outstanding balance of $9,943.

Scott Baily Agreement

On January 8, 2012, the Company modified its October 2, 2011 agreement with this Scott Baily into a convertible debenture note bearing interest at 2% due on January 5 2013. On May 4, 2012, The Company issued 6,000,000 shares of common stock to settle the final amount of the $60,000 convertible debenture.

Grassy Knolls, LLC

On January 4, 2012, the Company modified its July 5, 2011 agreement with Grassy Knolls, LLC into a convertible debenture note bearing interest at 2% due on January 4, 2013. On May 13, 2012, The Company issued 7,200,000 shares of common stock to settle the final amount of the $72,000 convertible debenture.

Asher Enterprises, Inc.

On October 4, 2011 the company issued a convertible promissory note for $45,000 to Asher Enterprises, Inc. The note bears interest at 8% and is due on July 6, 2012 and any amount not paid by July 6, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. On April 25, 2012, the Company issued 4,800,000 shares of common stock to settle $12,000 of the convertible debenture note. On April 27, 2012, the Company issued 5,769,231 shares of common stock to settle $15,000 of the convertible debenture note. On May 1, 2012, the Company issued 7,071,429 shares of common stock to settle the final $18,000 of the convertible debenture note.

Braeden Storm Enterprises, Inc. Agreement

On January 5, 2012, the Company modified its July 6, 2011 agreement with Braeden Storm Enterprises, Inc. from into a convertible debenture note bearing interest at 2% due on January 6, 2013. This convertible debenture is $90,000. On April 3, 2012, the Company received notification of a conversion of common stock of 6,000,000 shares of common stock to settle $60,000 of the convertible debenture note.   On February 10, 2012, the Company assigned $56,000 of its accounts payable from a third party to Braeden Storm Enterprises, Inc. The convertible promissory note bears interest at 10% due on April 15, 2013. On April 20, 2012, the Company issued 7,000,000 shares of common stock to settle $56,000 of the convertible debenture note.

Magna Group LLC.

On October 17, 2011, the Company assigned $148,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on October 17, 2012. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. On April 4, 2012, the Company issued 5,747,127 shares of common stock to settle $15,000 of the note. On April 17, 2012, the Company issued 2,850,324 shares of common stock to settle $5,000 of the note. On May 2, 2012, the Company issued 2,567,866 shares of common stock to settle final $7,000 of the note.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011

Gross revenues increased from $787,483 for the three months ended March 31, 2011 to $998,155 for the three months ended March 31, 2012. The increase in revenues was mainly due to additional organic growth from existing clients as well as new client business wins generated that were secured during the first quarter of 2012 in our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA).  Organic revenues and new business revenues were serviced during first and second quarter of 2012 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Cost of revenue increased from $332,331 for the three months ended March 31, 2011 to $557,814 for the three months ended March 31, 2012. The increase in cost of goods sold was due  to additional organic growth from existing clients as well as new client business wins generated that were secured during the first quarter of 2012 in our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA). Cost of sales increased as it was related to the organic revenues and new business revenues serviced during first and second quarter of 2012 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Operating expenses increased from $957,208 for the three months ended March 31, 2011 to $1,192,691 for the three months ended March 31, 2012. The increase in operating expenses is mainly due to the increase in personnel, rent and operating expenses from three months of operations related to the launch of the digital media initiatives and digital coupon platform, additional expenses incurred associated with the spinoff transaction related to Audioeye, Inc. and the additional legal expenses, and operating expenses related to derivatives liabilities and operating expenses related to the new business clients serviced during first and second quarter of 2012 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

The net loss of $198,380 for the three months ended March 31, 2011 increased to a net loss of $1,027,814 for the three months ended March 31, 2012. The increase in net loss was mainly due additional operating expenses associated with the events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA) to service new clients during the first quarter of 2012 that was not reflective in first quarter of 2011. There were also additional overhead accounting and legal expenses associated with corporate overhead that was in first quarter 2011 that was not reflective in 2011 first quarter.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2012, the Company’s cash on hand was $562,858.

Cash provided by operations for the three months ended March 31, 2011 was $370,064, as compared to cash used in operations of $6,665 for the three months ended March 31, 2012. This change is primarily due to amortization of intangible assets, stock expenses for services, deferred revenue and accrued expenses related to the increase in operating expenses due to operations from the event marketing, public relations, and consulting business of XA.

Cash used in investing activities for the three months ended March 31, 2011 was $0 as compared cash used in investing activities of $3,288 for the three months ended March 31, 2012.

Cash provided by financing activities for the three months ended March 31, 2011 was $406,758, as compared to $207,607 provided for the three months ended March 31, 2012. The increase during the three months ended March 31, 2012, was primarily due to the company increased its debt from related parties by $175,000 and increased its debt from third parties by $37,500.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of May 21, 2012, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	18,622,944	10.5%

Common Stock	James J. Ennis	11,955,944	6.7%

Common Stock	Michael Vandetty	10,945,944	6.2%
All Directors and Executive Officers		41,524,832	23.4%

These tables are based upon 177,261,624 shares outstanding as of March 31, 2012 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 177,261,624 shares of common stock outstanding as of March 31, 2012. The address for those individuals for which an address is not otherwise indicated is: c/o CMG Holdings Group, Inc., 5601 Biscayne Boulevard, Miami, Florida 33137, USA.

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

SPINOUT OF SUBSIDIARIES

On June 22, 2011 the Company entered into a Master Agreement subject to shareholder approval as may be required under applicable law and subject to closing conditions with AudioEye Acquisition Corp., a Nevada corporation pursuant to which the shareholders of AudioEye Acquisition Corp. will exchange 100% of the stock in AudioEye Acquisition Corp. for 80% of the capital stock of AudioEye, Inc. The Company will retain 15% of AudioEye Inc. subject to transfer restrictions in accordance with the Master Agreement. The Company will distribute to its shareholders on the closing date, in the form of a dividend, 5% of the capital stock of AudioEye, Inc. in accordance with provisions of the Agreement. AudioEye, Inc. will pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from the AudioEye, Inc. patent enforcement and licensing strategy whether received by, AudioEye, Inc. or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents as fully described in the Agreement. AudioEye Inc. will enter into a consulting agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye, Inc. after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye, Inc. and 10% of net revenues obtained from a third party described in the agreement. AudioEye, Inc. will arrange the release of the obligations of the Company under outstanding 13% Senior Secured Convertible Extendable Notes due in 2011 with a current aggregate balance of $1,075,000 pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company. The Company believes that such a distribution, when combined with the other transactions contemplated in the Agreement, will allow AudioEye, Inc. to raise capital and grow its business in such manner as it no longer can as a subsidiary of the Company, thus generating increased value for the Company’s stockholders. October 24, 2011, AudioEye, Inc. filed a registration statement to register the issuance of shares of its common stock, which will be distributed on a pro rata basis to the Company’s shareholders. In connection with a Master Agreement dated as of June 22, 2011 between the Company and AudioEye Acquisition Corporation, the parties agreed, among other things that the shareholders of AudioEye Acquisition Corporation will exchange all of their shares of the capital stock of AudioEye Acquisition Corporation for 80% of the capital stock of AudioEye, Inc. and the Company will distribute to its shareholders in the form of a dividend 5% of the outstanding capital stock of AudioEye, Inc. Concurrently with the filing of the registration statement, the Company has filed a proxy statement relating to a special meeting of the Company shareholders to consider and vote on the spinoff, the share exchange and related matters.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the month ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of March 31, 2012, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2012 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of March 31, 2012:

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

On April 21, 2011, the Company was served with a lawsuit that was filed in Clark County, Nevada against the Company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the Company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. This lawsuit has been settled for $10,000 and has been accrued for as of March 31, 2012.

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. This lawsuit has been settled for $30,000 and has been accrued for as of March 31, 2012.

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
Reports on Form 8-K:

The Company filed a Form 8-K on April 27, 2012 - Item 1.01: Entry into a Material Definitive Agreement
The Company filed a Form 8-K on May 02, 2012 - Item 2.01. Item 8.01: Other Events
The Company filed a Form 8-K on May 03, 2012 - Item 1.02. Item 8.01: Other Events

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: May 22, 2012	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and Chairman of the Board	Chief Executive Officer and Chairman of the Board

Date: May 22, 2012	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and Director
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman of the Board	May 22, 2012

/s/James J. Ennis	James I. Ennis	CFO & Director	May 22, 2012