Form 10-Q/A
period 2012-03-31
CMG HOLDINGS GROUP, INC.
filed 2012-05-30
CIK 1346655

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

As of May 30 , 2012, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $3,812,723 at $0.015 price per share, based on the closing price on the OTC Pink Sheets. As of May 30 , 2012, there were 234,045,652 shares of common stock of the registrant issued and 234,082,826 outstanding.

CMG HOLDINGS GROUP, INC.
FORM 10-Q

TABLE OF CONTENTS

Item #	Description	Page Numbers

	PART I	3

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4	CONTROLS AND PROCEDURES	11

	PART II

ITEM 1	LEGAL PROCEEDINGS	18

ITEM 1A	RISK FACTORS	18

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

ITEM 5	OTHER INFORMATION	28

ITEM 6	EXHIBITS	29

	SIGNATURES	29

EXHIBIT31.1	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 31.2	SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

EXHIBIT 32.1	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 32.2	SECTION 906 CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.
UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2012 AND 2011
CONTENTS
______________________________________________________________________________________
Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited)	4
Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$562,858	$365,204
Marketable securities	44,901	19,949
Accounts receivable, net of allowance of $161,003 and $161,003, respectively	254,178	82,520
Accounts receivable, related party	13,125	13,125
Prepaid and other	215,141	--
Total current assets	1,090,203	480,798

Other Assets	55,518	53,916
Property, plant and equipment, net of accumulated depreciation of $20,005 and $16,550, respectively	13,430	10,142
Intangible assets, net of accumulated amortization of $0 and $820,414, respectively	-	74,584
TOTAL ASSETS	$1,159,151	$619,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client payable	$11,317	$11,317
Accounts payable	844,293	1,413,373
Accounts payable – related party	89,708	169,550
Accrued liabilities	2,131,819	1,639,399
Deferred income	1,071,543	228,673
Derivative liabilities	439,361	444,150
Short term debt, net of unamortized discount of $218,900 and $113,981, respectively	1,364,750	1,268,418
Line of credit	108,667	107,560
Advances from related parties - current portion	80,328	86,328

TOTAL CURRENT LIABILITIES	6,141,786	5,368,768
Long term debt, net of unamortized discount of $114,166 and $69,129, respectively	26,834	15,871
Advance from related parties - long term	1,420,843	1,245,843

TOTAL LIABILITIES	7,589,463	6,630,482

STOCKHOLDERS’ DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none issued and outstanding
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 50,000 and 0 shares issued and outstanding	50	50
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 172,689,023 and 124,811,383 shares issued, 172,651,849 and 124,774,209 outstanding	172,653	124,812
Additional paid in capital	12,815,004	12,254,301
Treasury Stock, 37,174 and 37,174 shares held, respectively.	37	37
Accumulated deficit	(19,418,056)	(18,390,242)

TOTAL STOCKHOLDERS’ DEFICIT	(6,430,312)	(6,011,042)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,159,151)	$619,440

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

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2011	444,150
ASC 815-15 additions	463,725
Change in fair value	(151,820)
ASSC 815-15 deletions	(316,694)
Balance at March 31, 2012	439,361

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Gain/(Loss) on Derivative Liability
Change in fair value	(49,630)
Excess of fair value of liabilities over note payable	151,820
Balance at March 31, 2012	102,190

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
14
[Missing Graphic Reference]
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

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: May 30, 2012	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and Chairman of the Board	Chief Executive Officer and Chairman of the Board

Date: May 30, 2012	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman of the Board	May 30, 2012

/s/James I. Ennis	James J. Ennis	CFO & Director	May 30, 2012