Form 10-Q
period 2012-06-30
CMG HOLDINGS GROUP, INC.
filed 2012-09-28
CIK 1346655

QUARTELY REPORT JUNE 30, 2011
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

As of September 28, 2012, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $5,530,638 at $0.02 price per share, based on the closing price on the OTC Pink Sheets. As of September 28, 2012, there were 277,022.221 shares of common stock of the registrant issued and 276,985,047 outstanding.

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

PART I

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.
UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2012 AND 2011
CONTENTS

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited)	4
Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011 (Unaudited)	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$604,184	$337,779
Marketable securities	5,901	1,949
Accounts receivable, net of allowance of $59,003 and $59,003 respectively	1,011,756	71,619
Prepaid and Other Current Assets	73,832	58,058
Current Assets of Discontinued Operations	159,641	69,451
Total current assets	1,855,314	538,856

Noncurrent Assets of Discontinued Operations	15,557	6,000
Intangible assets, net of accumulated amortization of $894,998 and $820,414, respectively	-	74,584
TOTAL ASSETS	$1,870,871	$619,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client payable	$11,317	$11,317
Accounts payable	1,006,802	1,093,548
Accounts payable – related party	56,045	169,550
Accrued liabilities	1,824,798	1,130,817
Deferred income	78,849	216,365
Derivative liabilities	564,811	444,150
Short term debt, net of unamortized discount of $104,240 and $183,110, respectively	1,178,205	1,211,389
Line of credit	109,921	107,560
Advances from related parties – current portion	74,328	86,328
Current Liabilities of Discontinued Operations	1,003,174	913,615

TOTAL CURRENT LIABILITIES	5,908,250	5,384,639

Long term liabilities of Discontinued Operations	1,593,756	1,245,843

TOTAL LIABILITIES	7,502,006	6,630,482

STOCKHOLDERS’ DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none issued and outstanding
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 50,000 and 0 shares issued and outstanding	50	50
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 269,322,259 and 124,811,383 shares issued, 269,322,221 and 124,774,209 outstanding	269,323	124,812

Additional paid in capital	13,951,017	12,254,301

Treasury Stock, 37,174 and 37,174 shares held, respectively.	37	37

Accumulated deficit	(19,851,562)	(18,390,242)

TOTAL STOCKHOLDERS’ DEFICIT	(5,631,135)	(6,011,042)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,870,871	$619,440

See accompanying notes to unaudited consolidated financial statements.

CMG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$6,159,910	$4,700,528	$7,143,059	$5,400,369

Operating expenses:
Cost of revenues	4,465,668	3,237,382	4,933,747	3,534,689
Depreciation and amortization expense	266	74,583	74,850	149,166
Operating expenses	905,387	856,427	1,957,866	1,613,175

Operating income (loss)	788,589	532,136	176,596	103,339

Other income (expense)
Gain (loss) on derivative liability	(695,353)	1,495,723	(593,163)	2,402,933
Unrealized gain (loss) on marketable securities	--	(26,900)	--	(21,904)
Other income (expense)	13,655	-	--	--
Interest expense	(372,910)	(246,917)	(687,825)	(466,348)

Income (loss) from continuing operations	(266,019)	1,754,042	(1,104,392)	2,018,020
Income (loss) from discontinued operations	(167,487)	(518,283)	(356,928)	(980,641)
Net Income (Loss)	$(433,506)	$1,235,759	$(1,461,320)	$1,037,379

Basic and diluted income (loss) per common share for discontinued operations	$(0.00)	$0.03	$(0.00)	$0.03
Basic and diluted income (loss) per common share for continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Total basic and diluted income (loss) per common share	$(0.00)	$0.02	$(0.01)	$0.02

Basic weighted average common shares outstanding	210,246,724	64,223,763	191,449,287	62,077,496
Diluted weighted average common shares outstanding	210,246,724	64,223,763	191,449,287	62,195,289

See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,461,320)	$1,037,379

Net Loss from continuing operations	(1,104,392)	2,018,020
Net Loss from discontinued operations	(356,928)	(980,641)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	--	68,292
Shares issued for services	222,020	41,437
Amortization of intangible assets	74,584	149,166
Depreciation expense	--	--
Loss on settlement of debt	--	288,618
Unrealized loss on trading securities	-	21,904
Loss (gain) on derivatives	593,163	(2,402,933)
Bad debt expense	6,198	-
Amortization of debt discount	596,841	323,098
Changes in:
Accounts receivable	(946,335)	(381,682)
Prepaid expense and other current assets	(19,726)	(55,676)
Deferred income	(137,516)	(58,050)
Accrued liabilities	700,218	368,022
Accounts payable	386,197	(114,724)
Accounts payable, related party	(113,505)	--
Cash used in continuing operations	(99,181)	(715,149)
Cash provided by discontinued operations	137,372	76,434
Net cash (used) provided by operating activities	38,191	(638,715)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in discontinued operations	(10,647)	(441)
Net cash used in investing activities	(10,647)	(441)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related parties debt	(12,000)	(50,000)
Advances from related parties	-	306,749
Proceeds from issuance of debt	37,500	75,000
Stock issued for cash	--	157,000
Net borrowings on line of credit	2,361	19,180
Cash provided by continuing operations	27,861	507,929
Cash provided by discontinued operations	211,000	497,500
Net cash provided by financing activities	238,861	1,005,429

Net increase in cash	266,405	366,273

Cash, beginning of period	337,779	9,013
Cash, end of period	$604,184	$375,286

Supplemental cash flow information:
Interest paid	$4,735	$61,108
Non-cash investing activity:
Reclassification of accrued interest into debt	64,103	-
Reclassification of accounts payable to short term debt	$472,943	$204,878
Preferred stock issued for inventory	--	3,240,502
Discount on notes payable from derivative liability	517,970	160,000
Common stock issued for settlement of notes payable		191,398
Reclassification of derivative liabilities from additional paid-in-capital	-	10,857,628
Reclassification of derivative liabilities to additional paid-in capital	990,472	7,894,220
Conversion of debt to equity	628,735	-
Assignment of debt	--	-

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

Principles of Consolidation

The consolidated financial statements include the accounts of CMG Holdings Group, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., The Experiential Agency, Inc., Audio Eye, Inc., CMGO Logistics, Inc., , and Creative Management Group, Inc. USaveCT and USaveNJ, after elimination of all significant inter-company accounts and transactions. In September 2010, AudioEye, Inc., a wholly owned subsidiary of the Company formed Empire Technologies, LLC (“Empire”) as part of a joint venture with LVS Health Innovations, Inc. (“LVS”) whereby AudioEye owns 50% of Empire. Empire had no transactions as of as of June 30, 2012.

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (continued)

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2012 and 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2012	Level 1	Level 2	Level 3	Total
Marketable trading securities	$5,901	$-	$-	$5,901

Derivative Liabilities	$-	$-	$564,811	$564,811

December 31, 2011	Level 1	Level 2	Level 3	Total
Marketable trading securities	$1,949	$-	$-	$1,949

Derivative Liabilities	$-	$-	$444,150	$444,150

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

Details of the Company's marketable trading securities as of June 30, 2012 and December 31, 2011 are as follows:

	2012		2011
Aggregate fair value		$5,901	$1,949
Gross unrealized holding gains		-	-
Gross unrealized holding losses		--	33,057

Proceeds from sales	$		$--
Gross realized gains		-	--
Gross realized losses		-	--
Other than temporary impairment		-	--

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, we reported the results of our subsidiary, AudioEye Inc., as a discontinued operation. The application of ASC 205-20 is discussed in Note 2 below.

NOTE 2 - DISCONTINUED OPERATIONS

On August 17, 2012 the Company, AudioEye Acquisition Corporation and CMGO Investors, LLC finalized and completed their Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes and their Share Exchange pursuant to their Amended Master Agreement in order to allow the payment by AudioEye of the Company’s outstanding Note and to cause the release of the Notes and security therefore. Pursuant to the Amended Master Agreement: The Company will retain 15% of AudioEye subject to transfer restrictions in accordance with the Agreement. The Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Agreement. AudioEye has finalized a Royalty Agreement with the Company to pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from, AudioEye’s patent enforcement and licensing strategy whether received by, AudioEye or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents as fully described in the Agreement. AudioEye has finalized a Consulting Services Agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye and 10% of net revenues obtained from a third party described in the agreement. AudioEye has finalized the release of the obligations of the Company under the Notes pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (continued)
As a result of the spin off, the Company has classified the assets and liabilities of Audioeye, Inc. as discontinued operations at June 30, 2012 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

A summarized operating result for discontinued operations is as follows:

	Three months ended		Six months ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Revenues	(40,624)	(24,118)	(55,630)	(111,760)
Cost of revenues	68,673	69,735	158,408	104,759
Depreciation and amortization expense	824	19,046	824	39,366
Operating expenses	134,114	306,024	274,326	670,658

Operating Loss	162,987	370,687	377,928	703,023

Other income (expense)	-	-	25,500	-
Unrealized gain on marketable securities	(4,500)	(7,000)	(4,500)	11,000
Interest Expense	-	(140,596)	-	(288,618)

Net Loss from discontinued operations	167,487	518,283	356,928	980,641

Summary of asset and liabilities of discontinued operations is as follows:

	6/30/2012	12/31/2011
Cash	26,090	27,425
Receivables	81,426	10,901
Receivables - related party	13,125	13,125
Investments	39,000	18,000
Intangibles	503	0
Property and Equipment	15,054	6,000
Total assets of discontinued operations	175,198	75,451

Accounts payable	302,103	319,825
Accrued liabilities	583,051	508,582
Deferred income	118,020	12,308
Short term debt	24,000	72,900
Long term debt	1,569,756	1,245,843
Total liabilities of discontinued operations	2,596,930	2,159,458

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - EQUITY

Common Stock:

Asher Enterprises, Inc. Agreements

On August 24, 2011 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. On March 12, 2012, the Company issued 2,500,000 shares of common stock to settle $12,000 of the note. On March 15, 2012, the Company issued 2,926,829 shares of common stock to settle $12,000 of the note. On March 19, 2012, the Company issued 3,571,429 shares of common stock to settle $12,500 of the note. On March 28, 2012, the Company issued 862,069 shares of common stock to settle the remaining $1,000 of the note and $1,500 of accrued interest.

On October 4, 2011 the company issued a convertible promissory note for $45,000 to Asher Enterprises, Inc. On April 25, 2012, the Company issued 4,800,000 shares of common stock to settle $12,000 of the convertible debenture note. On April 27, 2012, the Company issued 5,769,231 shares of common stock to settle $15,000 of the convertible debenture note. On May 1, 2012, the Company issued 7,071,429 shares of common stock to settle the final $18,000 of the convertible debenture note and $1,800 of accrued interest.

Aware Capital Consultants Inc. Agreements

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

Magna Group LLC. Agreements

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
On March 16, 2012, the Company issued 4,171,301 shares of common stock to settle $15,000 of the note. On April 4, 2012, the Company issued 5,747,127 shares of common stock to settle $15,000 of the note. On April 17, 2012, the Company issued 2,850,324 shares of common stock to settle $5,000 of the note and $2,935 of accrued interest. On May 2, 2012, the Company issued 2,567,866 shares of common stock to settle the remaining $7,000 of the note.

Hanover Holdings, LLC. Agreement

On October 17, 2011, the Company issued a convertible promissory note for $50,000 to Hanover Holdings, LLC. On May 18, 2012, the Company issued 7,928,957 shares of common stock to settle $25,000 of the note.  As of June 30, 2012, the Company has an outstanding of notes payable due to Hanover Holdings, LLC of $25,000.

Hudson Capital Advisors, Inc. Agreement

On January 5, 2012, the Company modified its July 11, 2011 agreement with Hudson Capital Advisors, Inc. into a $100,000 convertible debenture note bearing interest at 2% due on January 5, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. On March 8, 2012, the Company issued 1,500,000 shares of common stock to settle $15,750 of the convertible debenture note. On  March 29, 2012, the Company issued 6,425,000 shares of common stock to settle $64,250 of the convertible debenture note.  On June 5, 2012 the Company assigned $20,000 of its convertible debenture note to Paul Sweeney. On June 5, 2012 the Company issued 19,910,438 shares of common stock to settle the remaining $20,000 of the convertible debenture note.

Braeden Storm Enterprises, Inc. Agreement

On January 5, 2012, the Company modified its July 6, 2011 agreement with Braeden Storm Enterprises, Inc. into a $90,000 convertible debenture note bearing interest at 2% due on January 6, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. On February 24, 2012, the Company issued 3,000,000 shares of common stock to settle $30,000 of the convertible debenture note. On April 3, the Company issued 6,000,000 shares of common stock to settle the remaining $60,000 of the convertible debenture note.

On February 10, 2012, the Company assigned $56,000 of its accounts payable from a third party to Braeden Storm Enterprises, Inc. The convertible promissory note bears interest at 10% due on April 15, 2013 and is convertible at 50% of the lowest trading price in the three days prior to conversion. On April 3, 2012, the Company issued 7,000,000 shares of common stock to settle the remaining $56,000 of the convertible debenture note.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - EQUITY (Continued)

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

Grassy Knolls, LLC Agreement

On January 4, 2012, the Company modified its July 5, 2011 agreement with Grassy Knolls, LLC into a $72,000 convertible debenture note bearing interest at 2% due on January 4, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. On April 10, 2012, The Company issued 7,200,000 shares of common stock to settle the remaining $72,000 of the convertible debenture.

Scott Baily Agreement

On January 4, 2012, the Company modified its October 2, 2011 agreement with Scott Baily into a $60,000 convertible debenture note bearing interest at 2% due on January 5, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. On April 26, 2012, The Company issued 6,000,000 shares of common stock to settle the remaining $60,000 of the convertible debenture.

Shares for Services

During the six months ended June 30, 2012, the Company engaged several consultants to perform services and issued 17,250,000 shares as compensation for services. The shares were valued at $222,020 and were recorded to expense as of June 30, 2012.

NOTE 4 - NOTES PAYABLE

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

On October 4, 2011 the company issued a convertible promissory note for $45,000 to Asher Enterprises, Inc. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As a result, the instrument was measured at fair value of the embedded conversion option and a full discount to the note was recorded on April 1, 2012.  On April 25, 2012, the Company issued 4,800,000 shares of common stock to settle $12,000 of the convertible debenture note. On April 27, 2012, the Company issued 5,769,231 shares of common stock to settle $15,000 of the convertible debenture note. On May 1, 2012, the Company issued 7,071,429 shares of common stock to settle the final $18,000 of the convertible debenture note and $1,800 of accrued interest. As a result of the full conversion, the entire discount of $45,000 was amortized to interest expense during the six months ended June 30, 2012.

On August 24, 2011 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As a result, the instrument was measured at fair value of the embedded conversion option and a full discount to the note was recorded on February 20, 2012. See note 5 for additional information on the derivative liability. On March 12, 2012, the Company issued 2,500,000 shares of common stock to settle $12,000 of the note. On March 15, 2012, the Company issued 2,926,829 shares of common stock to settle $12,000 of the note. On March 19, 2012, the Company issued 3,571,429 shares of common stock to settle $12,500 of the note. On March 28, 2012 The Company issued 862,069 shares of common stock to settle the remaining $1,000 of the note and $1,500 of accrued interest. As a result of the full conversion, the entire discount of $37,500 was amortized to interest expense during the six months ended June 30, 2012.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - NOTES PAYABLE (Continued)

Hudson Capital Advisors, Inc.

On January 5, 2012, the Company modified its July 11, 2011 agreement with Hudson Capital Advisors, Inc. into a $100,000 convertible debenture note bearing interest at 2% due on January 5, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $87,614 on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 5 for additional information on the derivative liability.  On March 8, 2012, the Company issued 1,500,000 shares of common stock to settle $15,750 of the convertible debenture note. On March 29, 2012, the Company issued 6,425,000 shares of common stock to settle $64,250 of the convertible debenture note.  On June 5, Hudson assigned the remaining $20,000 of its convertible debenture note to Paul Sweeney. On June 5 the Company issued  19,910,448 shares of common stock to settle the remaining $20,000 of the convertible debenture note. As a result of the full conversion, the entire discount of $87,614 was amortized to interest expense during the six months ended June 30, 2012.

Braeden Storm Enterprises, Inc.

On January 5, 2012, the Company modified its July 6, 2011 agreement with Braeden Storm Enterprises, Inc. into a $90,000 convertible debenture note bearing interest at 2% due on January 6, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $79,254 on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 5 for additional information on the derivative liability. On February 24, 2012, the Company issued 3,000,000 shares of common stock to settle $30,000 of the convertible debenture note. On April 3, the Company issued 6,000,000 shares of common stock to settle the remaining $60,000 of the convertible debenture note. As a result of the full conversion, the entire discount of $79,254 was amortized to interest expense during the six months ended June 30, 2012.

On February 10, 2012, the Company assigned $56,000 of its accounts payable from a third party to Braeden Storm Enterprises, Inc. The convertible promissory note bears interest at 10% due on April 15, 2013. The new note was convertible at 50% of the lowest trading price in the three days prior to the day that the Holder requests conversion. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a full discount on the date of the note. On April  3, 2012, the Company issued 7,000,000 shares of common stock to settle the remaining $56,000 of the convertible debenture note. As a result of the full conversion, the entire discount of $56,000 was amortized to interest expense during the six months ended June 30, 2012.

Martin Boyle

On January 5, 2012, the Company modified its September 2, 2011 agreement with Boyle into a $35,000 convertible debenture note bearing interest at 2% due on January 8, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $30,667 on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 5 for additional information on the derivative liability. On March 5, 2012, the Company issued 2,800,000 shares of common stock to settle the full $35,000 of the convertible debenture note. As a result of the full conversion, the entire discount of $30,667 was amortized to interest expense during the six months ended June 30, 2012.

Scott Baily

On January 8, 2012, the Company modified its October 2, 2011 agreement with Scott Baily into a $60,000 convertible debenture note bearing interest at 2% due on January 5 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $52,685 on the date of the note. On April 26, 2012, The Company issued 6,000,000 shares of common stock to settle the remaining $60,000 of the convertible debenture As a result of the full conversion, the entire discount of $52,685 was amortized to interest expense during the six months ended June 30, 2012.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - NOTES PAYABLE (Continued)

Grassy Knolls, LLC

On January 4, 2012, the Company modified its July 5, 2011 agreement with Grassy Knolls, LLC into a $72,000 convertible debenture note bearing interest at 2% due on January 4, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $70,375 on the date of the note. On April 10, 2012, the Company issued 7,200,000 shares of common stock to settle the final amount of the $72,000 convertible debenture. As a result of the full conversion, the entire discount of $70,375 was amortized to interest expense during the six months ended June 30, 2012.

CMGO Investors, LLC

During year ended December 31, 2010, the Company borrowed $1,075,000 under five 13% Senior Secured Convertible Extendible Notes from third parties that originally matured on October 1, 2011.  As part of the sale of Audioeye, Inc. described in Note 2 on August 17, 2012, these notes were repaid by AEAC.

Aware Capital Consultants Inc.

On August 8, 2011, the Company assigned $60,000 of its accounts payable from a third party to Aware Capital Consultants, Inc. On August 10, 2011 the Company modified $60,000 of the payables into a convertible debenture. As of December 31, 2011, the Company had an outstanding balance of notes payable due to Aware Capital Consultants Inc. of $15,000. On February 6, 2012, the Company issued 4,000,000 shares of common stock to settle $8,000 of the note. On March 20, 2012, the Company issued 3,500,000 shares of common stock to settle the remaining $7,000 of the note. As a result of the full conversion, the remaining discount of $9,136 was amortized to interest expense during the six months ended June 30, 2012.

Magna Group LLC.

On October 17, 2011, the Company assigned $148,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on October 17, 2012. On January 13, 2012 the Company issued 2,463,055 shares of common stock to settle $10,000 of the note. On February 03, 2012, the Company issued 4,056,796 shares of common stock to settle $20,000 of the note. On February 23, 2012, the Company issued 2,638,987 shares of common stock to settle $15,000 of the note. On March 16, 2012, the Company issued 4,171,301 shares of common stock to settle $15,000 of the note. On April 4, 2012, the Company issued 5,747,127 shares of common stock to settle $15,000 of the note. On April 17, 2012, the Company issued 2,850,324 shares of common stock to settle $5,000 of the note. On May 2, 2012, the Company issued 2,567,866 shares of common stock to settle the remaining $7,000 of the note.

On April 11, 2012, the Company assigned $50,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on April 13, 2013. The note is convertible at 58% of the lowest trading price in the three days prior to the conversion date. During the six months ended June 30, 2012, the Company amortized $12,500 of the discount to interest expense.

Hanover Holdings, LLC. Agreement

On October 17, 2011, the Company issued a convertible promissory note for $50,000 to Hanover Holdings, LLC. On May 18, 2012, the Company issued 7,928,957 shares of common stock to settle $25,000 of the note. As of June 30, 2012, the Company has an outstanding of notes payable due to Magna Group, LLC of $25,000.  As of June 30, 2012, the Company has an outstanding of notes payable due to Hanover Holdings, LLC of $25,000. During the six months ended June 30, 2012, the Company amortized $34,375 of the discount to interest expense.

Paul Sherman Agreement

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible debenture note bearing interest at 2% due on May 15, 2013. The note is convertible at a price equal to the close price on the day prior to the Holder’s request for conversion, but not to go below $.001.This convertible debenture has an outstanding balance of $9,943. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $8,875 on the date of the note. $1,109 of this discount has been amortized as of June 30, 2012.

Additionally, during the six months ended June 30, 2012, the Company amortized $44,531 of discounts related to other notes not mentioned above to interest expense.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - DERIVATIVE LIABILITIES

Connied, Inc.

The Company determined that the instruments embedded in the May 3, 2011 $85,000 convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options.  Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on June 30, 2012 was $179,556 and $31,780 was recognized as loss on derivative. Because the number of shares to be issued upon settlement cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be reclassified from equity to liabilities. The Company performed an analysis and determined all the following instruments should be classified as liabilities:

Asher Enterprises, Inc.

As discussed in Note 4, in February 2012 the Company determined that the instruments embedded in the August 24, 2011 $37,500 convertible note should be classified as liabilities and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $39,575 using the Black-Scholes option pricing model of which $37,500 was recorded as debt discount and $2,075 was recognized as loss on derivatives.

For the six months end June 30, 2012, a total of 9,860,327 shares were issued to settle $37,500 of the note. As a result of the conversion, the fair value of the related derivative on the date of settlement of $44,207 was reclassified out of liabilities to equity and $4,633 was recognized as a loss on derivative during the three months ended June 30, 2012.

As discussed in Note 4, in June 2012 the Company determined that the instruments embedded in the October 4, 2011 $45,000 convertible note should be classified as liabilities and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $54.822 at April 1, 2012 using the Black-Scholes option pricing model of which $45,000 was recorded as debt discount and $9,822 was recognized as a loss on derivatives.

For the six months end June 30, 2012, a total of 17,640,660 shares were issued to settle $45,000 of the note. As a result of the conversion, the fair value of the related derivative on the date of settlement of $76,773 was reclassified out of liabilities to equity and $21,951 was recognized as a loss on derivative during the three months ended June 30, 2012.

Aware Consultants, Inc.

On August 8, 2011, the Company assigned $60,000 of its accounts payable from a third party to Aware Capital Consultants, Inc. On August 10, 2011 the Company modified $60,000 of the payables into a convertible debenture.

For the six months ended June 30, 2012, a total of 7,500,000 shares were issued to settle the full $15,000 of the note. As a result of the conversion, the fair value of the related derivative instrument on the date of settlement of $59,531 was reclassified out of liabilities to equity and $32,604 was recognized as a loss on derivative during the six months ended June 30, 2012.

Security Agreement – CMGO Investors, LLC

As discussed in Note 4 on October 31, 2011, the notes matured and became convertible the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of these instruments on June 30, 2012 was $153,493 and $102,978 was recognized as loss on derivative.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - DERIVATIVE LIABILITIES (Continued)

Hanover Holdings, LLC.

On October 17, 2011 the Company determined that the instruments embedded in a $50,000 convertible note should be classified as liabilities and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

During the year, 7,928,957 shares were issued to settle $25,000 of the note. As a result of the conversion, the fair value of the related derivative on the date of settlement of $125,750 was reclassified out of liabilities to equity and $200,808 was recognized as a loss on derivative.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As of June 30, 2012, the fair value of the instrument was $56,783 and a gain on derivative of $68,967 was recognized.

Magna Group LLC.

October 17, 2011 the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

For the year ended June 30, 2012, a total of 24,495,456 shares were issued to settle $148,000 of the notes. As a result of the conversion, the fair value of the related derivative on the date of settlement of $188,617 was reclassified out of liabilities to equity and $52,448 was recognized as a loss on derivative during the year ended June 30, 2012.

On April 11, 2012, the company determined that instruments embedded in a $50,000 convertible note should be classified as liabilities and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. The fair value of the instruments was determined to be $89,124 at April 1, 2012 using the Black-Scholes option pricing model of which $50,000 was recorded as debt discount and $39,124 was recognized as a loss on derivatives.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As of June 30, 2012, the fair value of the instrument was $103,966 and a loss on derivative of $14,842 was recognized.

Warrants

899,000 A Warrants and 899,000 B warrants were issued to individuals in the fiscal year 2011. The Company determined that the instruments embedded in the warrants should be classified as liabilities.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of June 30, 2012 was $64,431 and $57,290 was recognized as loss on derivative.

Hudson Capital Advisors, Inc.

As discussed in Note 4, the Company determined that the instruments embedded in the convertible note should be classified as liabilities. The fair value of the instruments was determined to be $87,614 using the Black-Scholes option pricing model and was recorded as a debt discount.  For the year ended June 30, 2012, a total of 27,835,448 shares were issued to settle $100,000 of the notes.

As a result of the conversion, the fair value of the related derivative instrument on the date of settlement of $91,655 was reclassified out of liabilities to equity and $4,039 was recognized as loss on derivative during the six  months ended June 30, 2012.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - DERIVATIVE LIABILITIES (Continued)

Braeden Storm Enterprises, Inc.

As discussed in Note 4, the Company determined that the instruments embedded in the convertible note should be classified as liabilities. The fair value of the instruments were determined to be $182,809 using the Black-Scholes option pricing model. The fair value of the liability exceeded the principal balance of the note resulting in $47,555 being recognized as loss on derivatives.

For the year ended June 30, 2012, a total of 9,000,000 shares were issued to settle $90,000 of the notes. As a result of the conversion, the fair value of the related derivative instrument on the date of settlement of $87,202 was reclassified out of liabilities to equity and $34,084 was recognized as gain on derivative during the six  months ended June 30, 2012. Another 7,000,000 shares were issued to settle $56,000 of the notes. As a result of the conversion, the fair value of the related derivative instrument on the date of settlement of $204,483 was reclassified out of liabilities to equity and $100,928 was recognized as loss on derivative during the six months ended June 30, 2012.

Martin Boyle

As discussed in Note 4, the Company determined that the instruments embedded in the $35,000 convertible note should be classified as liabilities. On March 5, 2012, the Company issued 2,800,000 shares of common stock to settle the full $35,000 of the convertible debenture note. As a result of the conversion, the fair value of the related derivative instrument on the date of settlement of $24,827 was reclassified out of liabilities to equity and $5,840 was recognized as gain on derivative during the six months ended June 30, 2012.

Scott Baily

As discussed in Note 4, the Company determined that the instruments embedded in the $60,000 convertible note should be classified as liabilities. For the year end June 30, 2012, the Company issued 6,000,000 shares of common stock to settle the full $60,000 of the convertible debenture note. As a result of the conversion, the fair value of the related derivative instrument on the date of settlement of $35,380 was reclassified out of liabilities to equity and $17,306 was recognized as gain on derivative during the six months ended June 30, 2012.

Grassy Knolls, LLC

As discussed in Note 4, the Company determined that the instruments embedded in the $72,000 convertible note should be classified as liabilities. The fair value of the instruments were determined to be $70,375 using the Black-Scholes option pricing model. For the year end June 30, 2012, the Company issued 7,200,000 shares of common stock to settle the full $72,000 of the convertible debenture note. As a result of the conversion, the fair value of the related derivative instrument on the date of settlement of $52,046 was reclassified out of liabilities to equity and $18,328 was recognized as gain on derivative during the six months ended June 30, 2012.

Paul Sherman

As discussed in Note 4, the Company determined that the instruments embedded in the $9,943 convertible note should be classified as liabilities. The fair value of the instrument was determined to be $8,875 using the Black-Scholes option pricing model.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As of June 30, 2012, the fair value of these instruments was $9,997 and $1,122 was recognized as loss on derivative.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2011	444,150
ASC 815-15 additions	616,546
Change in fair value	494,587
ASSC 815-15 deletions	(990,472)
Balance at June 30, 2012	564,811

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - DERIVATIVE LIABILITIES (Continued)

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Gain/(Loss) on Derivative Liability
Change in fair value	494,587
Excess of fair value of liabilities over note payable	98,576
Balance at June 30, 2012	593,163

The Company values its warrant derivatives and all other share settable instrument using the Black-Scholes option pricing model. Assumption used include (1) 0.01% to 1.96% risk-free interest rate, (2) life is the remaining contractual life of the instrument (3) expected volatility 278% to 319%, (4) zero expected dividends, (5) exercise price as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

NOTE 6 - LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On April 21, 2011, the Company was served with a lawsuit that was filed in Clark County, Nevada against the Company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the Company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. The complaint also alleges any such amendment would require shareholder approval and filing of a proxy statement. On April 20, 2012, the Company settled with A to Z Holdings, LLC and seven other individuals or entities for $10,000. The Company has accrued this settlement liability as of June 30, 2012.

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. The Company disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. The Company has retained counsel and is prepared to defend this lawsuit. The Company believes that the claims are frivolous pursuant to the terms of the contract. The case has been settled as of September 28, 2012 for $30,000.  The Company has accrued for this liability as of June 30, 2012.

NOTE 7 - RELATED PARTY TRANSACTIONS

From time to time the Company borrows money from its officers. During the six months ended June 30, 2012, the Company received advances of $220,000 and repaid $21,000 to these related parties. These advances bear no interest and are due on demand. As of December 31, 2011 and June 30, 2012, the Company owed $86,328 and $74,328 as short term related party debt to three officers, respectively. As of June 30, 2012, the Company owes $1,456,843 as long term related party debt to one of these officers.

During the six months ended June 30, 2012, the Company owes $56,045 of reimbursable expenses paid for by an officer of the Company.

NOTE 8 - SEGMENTS

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

	Six months ended June 30,
	2012	2011
Revenue:
Event marketing	$7,005,362	$5,354,672
Commercial rights	137,697	45,697
Total revenues from continuing operations	7,143,059	5,400,369
Consulting services (discontinued)	55,630	111,760
Tota Total revenues	$7,198,689	$5,512,129

Operating income (loss)
Event marketing	$906,350	$672,096
Commercial rights	(729,754)	(568,757)
Total operating income from continuing operations	176,596	103,339
Consulting services (discontinued)	(356,928)	(703,023)
Total Operating loss	$(180,332)	$(599,684)

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - SEGMENTS (Continued)

Assets	June 30, 2012	December 31, 2011
Event marketing	$1,689,106	$535,760
Commercial rights	6,567	8,229
Consulting services (discontinued)	175,198	75,451
Total	$1,870,871	$619,440

NOTE 9 - SALE OF CREATIVE MANAGEMENT OF DELAWARE, INC.

On June 25, 2012, the Company, as a result of desiring to exit from the talent management business, sold its wholly owned subsidiary Creative Management of Delaware, Inc. (formerly Creative Management Group, Inc.) to Creative Management Global, Inc. pursuant to a Stock Purchase Agreement.  The Purchase Price this Agreement calls for Global, Inc. to pay to the Company as consideration for the shares of Creative Management, a royalty payment and deferred payment. The Royalty Payment is effective as of the closing of this agreement and for a period of nineteen (19) months, pays 10% of cash or other forms of payment or compensation received as Gross Revenues less Direct Costs earned. The remainder of the Purchase Price, following payment of the Royalty Payments, will consist of a final payment the Company by Global, Inc. in the amount of One Hundred Thirty Three Thousand ($133,000). The final payment will be paid after Creative Management’s year-end 2013 financial statements are completed and audited by an independent accounting firm and that will reflect the total Company Gross Revenues less Direct Costs for the years 2012, and 2013. No assets or liabilities have been sold in this transaction and, as a result, no gain or loss has been recorded in the sale of this subsidiary as of the six months ended June 30, 2012.

NOTE 10 - SUBSEQUENT EVENTS

Master Agreement of Share Exchange with Former Stockholders of AudioEye, Inc.

On August 17, 2012 the Company, AudioEye Acquisition Corporation and CMGO Investors, LLC finalized and completed their Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes and their Share Exchange pursuant to their Amended Master Agreement in order to allow the payment by AudioEye of the Company’s outstanding Note and to cause the release of the Notes and security therefore. Pursuant to the Amended Master Agreement: The Company will retain 15% of AudioEye subject to transfer restrictions in accordance with the Agreement. The Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Agreement. AudioEye has finalized a Royalty Agreement with the Company to pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from, AudioEye’s patent enforcement and licensing strategy whether received by, AudioEye or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents as fully described in the Agreement. AudioEye has finalized a Consulting Services Agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye and 10% of net revenues obtained from a third party described in the agreement. AudioEye has finalized the release of the obligations of the Company under the Notes pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company.

Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes

On August 24, 2012, the company issued 1,000,000 and 5,000,000 restricted common shares in accordance with the Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes between AudioEye Acquisitions Corporation, CMGO Investors LLC and the Company April 13, 2012. These shares were issued in exchange for an extension of the maturity date on the note owed to CMGO Investors, LLC.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - SUBSEQUENT EVENTS (Continued)

Continental Equities, LLC

On September 7, 2012 the company issued a convertible promissory note for $50,000 to Continental Equities, LLC. The note bears interest at 12% and is due on May 15, 2013 and any amount not paid by May 15, 2013 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. 400,000 shares were issued in conjunction with these notes.

On September 7, 2012 the company issued a convertible promissory note for $20,000 to Continental Equities, LLC. The note bears interest at 12% and is due on May 15, 2013 and any amount not paid by May 15, 2013 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. 200,000 shares were issued in conjunction with these notes.

On September 7, 2012, the Company assigned $39,000 of its convertible Note from Asher Enterprises, Inc. to Continental Equities, LLC. The convertible promissory note bears interest at 10% due on December 31, 2012. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date.

Resignation of Alan Morell

On September 26, 2012 Alan Morell officially resigned as Chief Executive Officer and Director of the Company. In conjunction with the resignation, Morell was issued a convertible note for $525,000 representing the amount of accrued salary owed to him by the Company up to the date of resignation. The note bears interest at 2% and is due on April 26, 2014. The note is convertible beginning on November 15, 2012 at a conversion price of $0.06 per share. In further connection with the resignation, the Company assumed all obligations related to the Smith Barney Credit Line that was secured by Morell’s security accounts and issued another convertible note to Morell for $112,000. The note bears interest at 2% and is due on April 4, 2013. The note is convertible beginning on November 15, 2012 at a conversion price of $0.04 per share.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2012

Gross revenues increased from $4,700,528 for the three months ended June 30, 2011 to $6,159,910 for the three months ended June 30, 2012. The increase in revenues was mainly due to additional organic growth from existing clients as well as new client business wins generated that were secured during the second quarter of 2012 in our events marketing, event management, public relations and consulting business of XA, The Experiential Agency, Inc. (XA). Organic revenues and new business revenues were serviced during first and second quarter of 2012 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Cost of revenue increased from $3,237,382 for the three months ended June 30, 2011 to $4,465,668 for the three months ended June 30, 2012. The increase in cost of goods sold was due to additional organic growth from existing clients as well as new client business wins generated that were secured during the second quarter of 2012 in our events marketing, event management, public relations and consulting business of XA, The Experiential Agency, Inc. (XA). Cost of sales increased as it was related to the organic revenues and new business revenues serviced during first and second quarter of 2012 within our events marketing, event management public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Operating expenses decreased from $856,427  for the three months ended June 30, 2011 to $905,387 for the three months ended June 30, 2012. The decrease in operating expenses is mainly due to fewer expenses incurred associated to spinoff transaction related to Audioeye, Inc. and lower operating expenses related to the talent agency business that was sold to Creative Management Global.

The net income of $1,235,759 for the three months ended June 30, 2011 increased to a net loss of $433,506 for the three months ended June 30, 2012. The increase in net loss was mainly due additional operating expenses associated with the Audioeye discontinued operations regarding the AudioEye share exchange, the non-operating expenses regarding losses on derivative liabilities, operating expenses and cost of revenues regarding event management XA, The Experiential Agency, Inc. (XA) to service new clients during the second quarter of 2012 that was not reflective in first quarter of 2011. There were also additional overhead legal expenses associated with corporate overhead that was in second quarter 2012 that was not reflective in 2011 second quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2012

Gross revenues increased from $5,400,369 for the six months ended June 30, 2011 to $7,143,059 for the six months ended June 30, 2012. The increase in revenues was mainly due to additional organic growth from existing clients as well as new client business wins generated that were secured during the second quarter of 2012 in our events marketing, event management, public relations and consulting business of XA, The Experiential Agency, Inc. (XA). Organic revenues and new business revenues were serviced during first and second quarter of 2012 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Cost of revenue increased from $3,534,689 for the six months ended June 30, 2011 to $4,933,747 for the six months ended June 30, 2012. The increase in cost of goods sold was due to additional organic growth from existing clients as well as new client business wins generated that were secured during the second quarter of 2012 in our events marketing, event management, public relations and consulting business of XA, The Experiential Agency, Inc. (XA). Cost of sales increased as it was related to the organic revenues and new business revenues serviced during first and second quarter of 2012 within our events marketing, event management public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Operating expenses increased from $1,613,175 for the six months ended June 30, 2011 to $1,957,866 for the six months ended June 30, 2012. The increase in operating expenses is mainly due to the increase in personnel, rent and operating expenses from six months of operations related to the launch of the digital media initiatives and digital coupon platform, additional expenses incurred associated with the spinoff transaction related to Audioeye, Inc. and the additional legal expenses, and operating expenses related to derivatives liabilities and operating expenses related to the new business clients serviced during first and second quarter of 2012 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

The net income of $1,037,379 for the six months ended June 30, 2011 increased to a net loss of $1,461,320 for the six months ended June 30, 2012. The increase in net loss was mainly due additional operating expenses associated with the Audioeye discontinued operations regarding the AudioEye share exchange, the non-operating expenses regarding losses on derivative liabilities, non-operating expenses regarding interest expenses in the derivative liability expenses, higher cost of revenues regarding additional revenues for the event management XA, The Experiential Agency, Inc. (XA) to service new clients during the second quarter of 2012 that was not reflective in first quarter of 2011. There were also additional overhead legal expenses associated with corporate overhead that was in second quarter 2012 that was not reflective in 2011 second quarter.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2012, the Company’s cash on hand was $604,184.

Cash  used  in operations for the six months ended June 30, 2011 was $638,715, as compared to cash provided by operations of $38,191 for the six months ended June 30, 2012. This change is primarily due to amortization of intangible assets, stock expenses for services, changes regarding derivative liabilities, changes in debt discounts, deferred revenue and accrued expenses related to the increase in operating expenses due to operations from the event marketing, public relations, and consulting business of XA.

Cash used in investing activities for the six months ended June 30, 2011 was $441 as compared cash used in investing activities of $10,647 for the six months ended June 30, 2012.

Cash provided by financing activities for the six months ended June 30, 2011 was $1,005,429, as compared to $238,861 provided for the six months ended June 30, 2012. The decrease during the six months ended June 30, 2012, was primarily due to the  less money advanced by related parties and no proceeds from stock issuances as compared with the prior year.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 27, 2012, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	18,622,944	6.8%

Common Stock	James J. Ennis	11,955,944	4.4%

Common Stock	Michael Vandetty	10,945,944	4.0%

All Directors and Executive Officers		41,524,832	15.2%

These tables are based upon 273,831,906 shares outstanding as of June 30, 2012 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

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

SALE OF SUBSIDIARIES

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

On August 17, 2012 the Company, AudioEye Acquisition Corporation and CMGO Investors, LLC finalized and completed their Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes and their Share Exchange pursuant to their Amended Master Agreement in order to allow the payment by AudioEye of the Company’s outstanding Note and to cause the release of the Notes and security therefore. Pursuant to the Amended Master Agreement: The Company will retain 15% of AudioEye subject to transfer restrictions in accordance with the Agreement. The Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Agreement. AudioEye has finalized a Royalty Agreement with the Company to pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from, AudioEye’s patent enforcement and licensing strategy whether received by, AudioEye or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents as fully described in the Agreement. AudioEye has finalized a Consulting Services Agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye and 10% of net revenues obtained from a third party described in the agreement. AudioEye has finalized the release of the obligations of the Company under the Notes pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company.

On June 25, 2012, the Company, as a result of desiring to exit from the talent management business, has sold its wholly owned subsidiary Creative Management of Delaware, Inc. (formerly Creative Management Group, Inc.) to Creative Management Global, Inc. pursuant to a Stock Purchase Agreement.  Creative Management is a talent management agency that provides custom marketing solutions that optimize profitability by concentrating in the sector of talent management. Creative Management has managed the careers of entertainment figures and personalities throughout sectors of literary, television, media training, image marketing, endorsements, licensing, contract negotiations and speaking appearances.  On June 19, 2012, CMG Holdings Group, Inc. changed the name of its subsidiary, Creative Management Group, Inc. to Creative Management Partners Group, Inc. On June 20, 2012 CMG Holdings Group, Inc. changed the name of Creative Management Partners Group, Inc. to Creative Management of Delaware, Inc. The Purchase Price this Agreement calls for Global, Inc. to pay to the Company as consideration for the shares of Creative Management, a royalty payment and deferred payment. The Royalty Payment is effective as of the closing of this agreement and for a period of nineteen (19) months, pays 10% of cash or other forms of payment or compensation received as Gross Revenues less Direct Costs earned pursuit to the sectors of management of entertainment figures and personalities throughout sectors of literary, television, media training, image marketing, endorsements, licensing, contract negotiations and speaking appearances. The remainder of the Purchase Price, following payment of the Royalty Payments, will consist of a final payment the Company by Global, Inc. in the amount of One Hundred Thirty Three Thousand ($133,000). The final payment will be paid after Creative Management’s year-end 2013 financial statements are completed and audited by an independent accounting firm and that will reflect the total Company Gross Revenues less Direct Costs for the years 2012, and 2013.

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

On April 21, 2011, the Company was served with a lawsuit that was filed in Clark County, Nevada against the Company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the Company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. This lawsuit has been settled for $10,000 and has been accrued for as of June 30, 2012.

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. This lawsuit has been settled for $30,000 and has been accrued for as of June 30, 2012.

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

On August 17, 2012 the Company, AudioEye Acquisition Corporation and CMGO Investors, LLC finalized and completed their Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes and their Share Exchange pursuant to their Amended Master Agreement in order to allow the payment by AudioEye of the Company’s outstanding Note and to cause the release of the Notes and security therefore. Pursuant to the Amended Master Agreement: The Company will retain 15% of AudioEye subject to transfer restrictions in accordance with the Agreement. The Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Agreement. AudioEye has finalized a Royalty Agreement with the Company to pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from, AudioEye’s patent enforcement and licensing strategy whether received by, AudioEye or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents as fully described in the Agreement. AudioEye has finalized a Consulting Services Agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye and 10% of net revenues obtained from a third party described in the agreement. AudioEye has finalized the release of the obligations of the Company under the Notes pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company.

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

Reports on Form 8-K:

The Company filed a Form 8-K on April 27, 2012 - Item 1.01: Entry into a Material Definitive Agreement
The Company filed a Form 8-K on May 02, 2012 - Item 2.01. Item 8.01: Other Events - Settlelement Agreement
The Company filed a Form 8-K on May 03, 2012 - Item 1.02. Item 8.01: Other Events - Note Modification Purchase Agreement
The Company filed a Form 8-K on June 01, 2012 - Item 8.01. Other Event - Note Modification Purchase Agreement
The Company filed a Form 8-K on June 29, 2012 - Item 2.01 - Completion of Acqusition or Disposition of Assets - Sale of Creative Management of Delaware, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: September 28, 2012	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/James J. Ennis	James J. Ennis	CEO, CFO & Chairman of the Board	September 28, 2012

/s/Michael Vandetty	Michael Vandetty	Secretary & Director	September 28, 2012