Form 10-Q/A
period 2012-06-30
CMG HOLDINGS GROUP, INC.
filed 2012-11-08
CIK 1346655

QUARTELY REPORT JUNE 30, 2011
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment") amends the Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on September 28, 2012 (the "Original Filing"). This Amendment is being filed solely to file Exhibit 101, which was described in the exhibit index of the Original Filing, but which was inadvertently omitted from the Original Filing.

Except for the amendment described above, no other portion of the Original Filing is being modified by this Amendment.

ITEM 6 – EXHIBITS

Exhibit No. Document Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2**	Certification of Chief Financial Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements

*           Previously filed.
**         Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: November 8, 2012	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/James J. Ennis	James J. Ennis	CEO, CFO & Chairman of the Board	November 8, 2012

/s/Michael Vandetty	Michael Vandetty	Secretary & Director	November 8, 2012