Form 10-Q
period 2012-09-30
CMG HOLDINGS GROUP, INC.
filed 2012-11-19
CIK 1346655

QUARTELY REPORT JUNE 30, 2011
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

As of November 19, 2012, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $2,957,030 at $0.01 price per share, based on the closing price on the OTC Pink Sheets. As of November 19, 2012, there were 290,093,370 shares of common stock of the registrant issued and 290,130,544 outstanding.

CMG HOLDINGS GROUP, INC.
FORM 10-Q

PART I

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.
UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2012 AND 2011
CONTENTS

Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)	4

Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$465,944	$337,779
Marketable securities	5,901	1,949
Accounts receivable, net of allowance of $59,003 and $59,003 respectively	160,344	71,619
Prepaid and Other Current Assets	58,833	58,058
Current Assets Held for Sale	--	69,451
Total current assets	691,022	538,856

Investment – Cost Method	268,750	-
Noncurrent Assets Held for Sale	--	6,000
Intangible assets, net of accumulated amortization of $894,998 and $820,414, respectively	--	74,584
TOTAL ASSETS	$959,772	$619,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Client payable	$11,317	$11,317
Accounts payable	507,307	1,093,548
Accounts payable – related party	56,045	169,550
Accrued liabilities	1,317,847	1,130,817
Deferred income	186,329	216,365
Derivative liabilities	390,107	444,150
Short term debt, net of unamortized discount of $131,334 and $183,110, respectively	155,149	1,211,389
Line of credit	--	107,560
Advances from related parties	79,132	86,328
Current Liabilities Held for Sale	--	913,615

TOTAL CURRENT LIABILITIES	2,703,233	5,384,639

Notes Payable	637,000	--
Long term liabilities Held for Sale	--	1,245,843

TOTAL LIABILITIES	3,340,233	6,630,482

STOCKHOLDERS’ DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none issued and outstanding
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 50,000 and 0 shares issued and outstanding	50	50
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 275,922,221 and 124,811,383 shares issued, 275,959,395 and 124,774,209 outstanding	275,923	124,812

Additional paid in capital	14,120,457	12,254,301

Treasury Stock, 37,174 and 37,174 shares held, respectively.	37	37

Accumulated deficit	(16,776,928)	(18,390,242)

TOTAL STOCKHOLDERS’ DEFICIT	(2,380,461)	(6,011,042)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$959,772	$619,440

See accompanying notes to unaudited consolidated financial statements.

CMG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$374,104	$513,999	$7,517,163	$5,914,368

Operating expenses:
Cost of revenues	422,233	400,967	5,355,980	3,935,656
Depreciation and amortization expense	--	74,583	74,850	223,749
Operating expenses	794,688	1,324,952	2,752,554	2,938,127

Operating income (loss)	(842,817)	(1,286,503)	(666,221)	(1,183,164)

Other income (expense)
Gain (loss) on derivative liability	(4,990)	(466,283)	(598,153)	1,936,650
Gain (loss) on extinguishment of debt	75,618	-	75,618	-
Unrealized gain (loss) on marketable securities	-	(8,153)	--	(30,057)
Other income (expense)	(19,083)	-	(19,083)	--
Interest expense	(103,167)	(252,866)	(790,992)	(719,214)

Income (loss) from continuing operations	(894,439)	(2,013,805)	(1,998,831)	4,215
Income (loss) from discontinued operations	(146,698)	(449,425)	(503,626)	(1,430,066)
Income (loss) on sale of discontinued operations	4,115,771	-	4,115,771	-
Net Income (Loss)	$3,074,634	$(2,463,230)	$1,613,314	$(1,425,851)

Basic and diluted income (loss) per common share for discontinued operations	$0.01	$(0.03)	$0.02	$(0.00)
Basic and diluted income (loss) per common share for continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Total basic and diluted income (loss) per common share	$0.00	$(0.04)	$0.01	$(0.02)

Basic weighted average common shares outstanding	272,515,699	69,587,150	218,628,520	64,735,695
Diluted weighted average common shares outstanding	293,562,646	69,587,150	239,675,467	64,735,695

See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,613,314	$(1,425,851)

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	--	68,292
Shares issued for services	194,100	116,437
Loss on debt servicing	19,879	-
Gain on sale of subsidiary	(4,115,771)	-
Amortization of intangible assets	74,580	223,749
Loss on settlement of debt	-	288,618
Unrealized loss on trading securities	-	30,057
Loss (gain) on derivatives	598,153	(1,936,650)
Loss on extinguishment of debt	(75,618)	-
Amortization of debt discount	659,280	528,330
Changes in:
Accounts receivable	(88,725)	(66,770)
Prepaid expense and other current assets	(4,727)	(70,654)
Deferred income	(30,036)	126,950
Accrued liabilities	943,444	957,099
Accounts payable	(63,292)	92,227
Accounts payable, related party	(113,505)	--
Cash used in continuing operations	(388,924)	(1,068,166)
Cash provided by discontinued operations	73,625	(177,880)
Net cash (used) provided by operating activities	(315,299)	(1,246,046)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash transferred upon sale of Audio Eye, Inc.	(4,841)	-
Cash used in continuing operations	(4,841)	-
Cash used in discontinued operations	-	(6,528)
Net cash used in investing activities	(4,841)	(6,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related parties debt	(16,000)	(35,110)
Advances from related parties	8,804	-
Proceeds from issuance of debt	37,500	37,600
Stock issued for cash		197,000
Net borrowings on line of credit	2,361	23,370
Cash provided by continuing operations	32,665	222,860
Cash provided by discontinued operations	415,640	1,159,124
Net cash provided by financing activities	448,305	1,381,984

Net increase in cash	128,165	129,410

Cash, beginning of period	337,779	9,013
Cash, end of period	$465,944	$138,423

Supplemental cash flow information:
Interest paid	$4,675	$68,571
Non-cash investing activity:
Reclassification of accrued liabilities into debt	545,000	--
Reclassification of accounts payable to short term debt	$522,943	$219,900
Preferred stock issued for inventory	--	3,240,502
Discount on notes payable from derivative liability	596,019	257,500
Discount on shares issued with notes payable	11,486	-
Common stock issued for settlement of notes payable		250,648
Common stock issued for convertible debt		52,000
Reclassification of long term related parties debt to short term	-	204,878
Reclassification of derivative liabilities from additional paid-in-capital	-	10,883,382
Reclassification of derivative liabilities to additional paid-in capital	991,596	7,975,967
Conversion of debt to equity	628,735	-
Gain on debt restructure	-	121,934

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

Principles of Consolidation

The consolidated financial statements include the accounts of CMG Holdings Group, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., XA The Experiential Agency, Inc., CMGO Logistics, Inc., USaveCT and USaveNJ, after elimination of all significant inter-company accounts and transactions.

On August 17, 2012 the Company, AudioEye Acquisition Corporation and CMGO Investors, LLC finalized and completed their Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes and their Share Exchange. As a result, AudioEye, Inc., Empire Technologies, LLC (“Empire”) as part of a joint venture with LVS Health Innovations, Inc. (“LVS”) whereby AudioEye owns 50% of Empire are no longer included in the Consolidation of the financial statements.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2012 and December 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
June 30, 2012	Level 1	Level 2	Level 3	Total
Marketable trading securities	$5,901	$-	$-	$5,901

Derivative Liabilities	$-	$-	$390,107	$390,107

December 31, 2011	Level 1	Level 2	Level 3	Total
Marketable trading securities	$1,949	$-	$-	$1,949

Derivative Liabilities	$-	$-	$444,150	$444,150

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

Details of the Company's marketable trading securities as of September 30, 2012 and December 31, 2011 are as follows:
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

NOTE 2 - SALE OF AUDIO EYE, INC. AND DISCONTINUED OPERATIONS

On August 17, 2012 the Company sold its subsidiary Audio Eye, Inc.  The Company will retain 15% of AudioEye, Inc. subject to transfer restrictions in accordance with the Agreement. The Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye, Inc.. AudioEye, Inc. has finalized a Royalty Agreement with the Company to pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from, AudioEye Inc’s patent enforcement and licensing strategy.  Additionally, AudioEye, Inc.  has finalized a Consulting Services Agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye, Inc. after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye, Inc. and 10% of net revenues obtained from a third party described in the agreement.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SALE OF AUDIO EYE, INC. AND DISCONTINUED OPERATIONS (continued)

On August 21, 2012, the board of directors of the company declared October 26, 2012 as the record date for the dividend of 5% of Audio Eye, Inc. stock.  The dividend will be paid to the shareholders of record as of the close of business on October 26, 2012 and issued when AudioEye, Inc. completes its registration process and issues the share to the company.

As consideration for the sale, the purchaser repaid $1,075,000 of debt previously owed by CMG to the CMGO Investors group.  As a result of the sale of AudioEye, the net assets of AudioEye, Inc. and the related accrued interest of $203,590 were written off during the nine months ended September 30, 2012. In addition, the Company is currently holding 20% of AudioEye shares with a fair value of  $268,750. A gain of $4,115,771 was recorded for the sale of AudioEye as of the nine months ended September 30, 2012.

Gain on Sale of Audio Eye, Inc.
Repayment of CMGO Debt	$1,075,000
Accrued Interest on CMGO Debt	203,590
Shares of AudioEye, Inc. Retained	268,750
Net Assets of AudioEye, Inc. Sold	2,568,431
$4,115,771

As a result of the sale of AudioEye, the Company has classified the assets and liabilities of AudioEye, Inc. as held for sale at December 31, 2011 and has segregated its operating results and presented them separately as a discontinued operations for all periods presented. The results of operations for the nine months ended September 30, 2012 only reflect activity of AudioEye, Inc. up until the finalization of the sale on August 17, 2012.
A summarized operating result for discontinued operations is as follows:

	Three months ended		Nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Revenues	(40,106)	(15,124)	(95,736)	(126,884)
Cost of revenues	40,160	261,029	198,568	365,788
Depreciation and amortization expense	1,254	13,536	2,078	13,536
Operating expenses	148,013	(95,066)	422,339	614,958

Operating Loss	149,321	164,375	527,249	867,398

Other income (expense)	(25,500)	--	-	--
Unrealized gain on marketable securities	28,500	(5,000)	24,000	6,000
Interest Expense	(377)	(280,050)	(377)	(568,668)

Net Loss from discontinued operations	146,698	449,425	503,626	1,430,066

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SALE OF AUDIO EYE, INC. AND DISCONTINUED OPERATIONS (continued)

Summary of asset and liabilities of discontinued operations is as follows:

	8/17/12	12/31/2011
Cash	4,841	27,425
Receivables	47,429	10,901
Receivables - related party	15,250	13,125
Investments	42,000	18,000
Intangibles	0	0
Property and Equipment	7,688	6,000
Total assets of discontinued operations	117,208	75,451

Accounts payable and accrued liabilities	1,195,622	828,407
Deferred income	114,378	12,308
Short term debt	24,000	72,900
Long term debt	1,351,640	1,245,843
Total liabilities of discontinued operations	2,685,640	2,159,458

NOTE 3 - EQUITY

Common Stock:

Shares Issued for Conversion of Debt

During the nine months ended September 30, 2012, the Company issued 127,260,838 shares of common stock to convert $628,735 of notes payable.

Shares Issued for Services

During the nine months ended September 30, 2012, the Company engaged several consultants to perform services and issued 14,150,000 shares as compensation for services. The shares were valued at $194,100 and were recorded to expense as of September 30, 2012.

Shares Issued Related to Debt

On June 5, 2012, the Company issued 2,000,000 restricted common shares to modify the terms of a convertible note. A fee for debt servicing of $17,800 was recorded for the issuance of these shares.

In August 2012, the Company issued 1,100,000, 1,000,000 and 5,000,000 restricted common shares in exchange for an extension of the maturity date on the note owed to CMGO Investors, LLC. As the note was extinguished on August 17, 2012 as a part of the sale of AudioEye, Inc., a loss on debt extinguishment of $173,550 was recorded for the issuance of these shares.

On September 7, 2012, the Company issued 600,000 restricted common shares in conjunction with two convertible notes. A debt discount was recorded of $11,486 for the relative fair value of the shares.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - NOTES PAYABLE

Asher Enterprises, Inc.
On February 6, 2012 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. The note bears interest at 8% and is due on November 8, 2012 and any amount not paid by November 8, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  On September 7, 2012, the Company assigned $39,000 of its convertible note from Asher Enterprises, Inc. to Continental Equities, LLC. The convertible promissory note bears interest at 8% due on December 31, 2012. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date.

On October 4, 2011 the company issued a convertible promissory note for $45,000 to Asher Enterprises, Inc. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As a result, the instrument was measured at fair value of the embedded conversion option and a full discount to the note was recorded on April 1, 2012. The entire principal balance was converted into common stock and the entire discount of $45,000 was amortized to interest expense during the nine months ended September 30, 2012.

On August 24, 2011 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As a result, the instrument was measured at fair value of the embedded conversion option and a full discount to the note was recorded on February 20, 2012. See note 5 for additional information on the derivative liability The entire principal balance was converted into common stock and the entire discount of $37,500 was amortized to interest expense during the nine months ended September 30, 2012.

Hudson Capital Advisors, Inc.

On January 5, 2012, the Company modified its July 11, 2011 agreement with Hudson Capital Advisors, Inc. into a $100,000 convertible debenture note bearing interest at 2% due on January 5, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $87,614 on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 5 for additional information on the derivative liability. The entire principal balance was converted into common stock and the entire discount of $87,614 was amortized to interest expense during the nine months ended September 30, 2012.

Braeden Storm Enterprises, Inc.

On January 5, 2012, the Company modified its July 6, 2011 agreement with Braeden Storm Enterprises, Inc. into a $90,000 convertible debenture note bearing interest at 2% due on January 6, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $79,254 on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 5 for additional information on the derivative liability. The entire principal balance was converted into common stock and the entire discount of $79,254 was amortized to interest expense during the nine months ended September 30, 2012.

On February 10, 2012, the Company assigned $56,000 of its accounts payable from a third party to Braeden Storm Enterprises, Inc. The convertible promissory note bears interest at 10% due on April 15, 2013. The new note was convertible at 50% of the lowest trading price in the three days prior to the day that the Holder requests conversion. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a full discount on the date of the note. The entire principal balance was converted into common stock and the entire discount of $56,000 was amortized to interest expense during the nine months ended September 30, 2012.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - NOTES PAYABLE (Continued)

Martin Boyle

On January 5, 2012, the Company modified its September 2, 2011 agreement with Boyle into a $35,000 convertible debenture note bearing interest at 2% due on January 8, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $30,667 on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 5 for additional information on the derivative liability. The entire principal balance was converted into common stock and the entire discount of $30,667 was amortized to interest expense during the nine months ended September 30, 2012.

Scott Baily

On January 8, 2012, the Company modified its October 2, 2011 agreement with Scott Baily into a $60,000 convertible debenture note bearing interest at 2% due on January 5 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $52,685 on the date of the note. On April 26, 2012, the entire principal balance was converted into common stock and the entire discount of $52,685 was amortized to interest expense during the nine months ended September 30, 2012.

Grassy Knolls, LLC

On January 4, 2012, the Company modified its July 5, 2011 agreement with Grassy Knolls, LLC into a $72,000 convertible debenture note bearing interest at 2% due on January 4, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that the Holder requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $70,375 on the date of the note. The entire principal balance was converted into common stock and the entire discount of $70,375 was amortized to interest expense during the nine months ended September 30, 2012.

CMGO Investors, LLC

During year ended December 31, 2010, the Company borrowed $1,075,000 under five 13% Senior Secured Convertible Extendible Notes from third parties that originally matured on October 1, 2011. The Company issued 7,100,000 shares of common stock to extend the maturity date of the note on April 13, 2012. This resulted in a loss on debt extinguishment of $173,550, and a debt discount of $6,509 which has been amortized into interest expense during the nine months ended September 30, 2012.As part of the sale of AudioEye, Inc. described in Note 2 on August 17, 2012, these notes were repaid by AEAC and the liability was eliminated from the company.

Aware Capital Consultants Inc.

As of December 31, 2011, the Company had an outstanding balance of notes payable due to Aware Capital Consultants Inc. of $15,000. The entire principal balance was converted into common stock and the remaining discount of $9,136 was amortized to interest expense during the nine months ended September 30, 2012.

Magna Group LLC.

On October 17, 2011, the Company assigned $148,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on October 17, 2012. The entire principal balance was converted into common stock and the remaining discount of $70,470 was amortized to interest expense during the nine months ended September 30, 2012.

On April 11, 2012, the Company assigned $50,000 of its accounts payable from a third party to Magna Group, LLC. The convertible promissory note bears interest at 10% due on April 13, 2013. The note is convertible at 58% of the lowest trading price in the three days prior to the conversion date. During the nine months ended September 30, 2012, the Company amortized $25,000 of the discount to interest expense.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - NOTES PAYABLE (Continued)

Hanover Holdings, LLC

On October 17, 2011, the Company issued a convertible promissory note for $50,000 to Hanover Holdings, LLC. During the nine months ended September 30, 2012, the Company converted $25,000 of the note into common stock and amortized $34,375 of the discount into interest expense.

On June 5, 2012, Hanover assigned the remaining $25,000 principal and related interest to Seymour Flicks and modified the terms of the note. The new $34,040 convertible debenture note, bearing interest at 10% and due June 5, 2013, is convertible at a 42% discount of the lowest trading price for the Company’s common stock during the three trading day period prior to the conversion date, with a floor of $0.009. The Company recognized a $7,451 loss on debt extinguishment in relation to the debt modification. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $34,040 on the date of the note of which $11,347 has been amortized into interest expense as of September 30, 2012.

As of September 30, 2012, the Company has an outstanding of notes payable due to Seymour Flicks of $34,040. During the nine months ended September 30, 2012, the Company amortized $11,347 of the discount to interest expense.

Paul Sherman Agreement

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible debenture note bearing interest at 2% due on May 15, 2013. The note is convertible at a price equal to the close price on the day prior to the Holder’s request for conversion, but not to go below $.001.This convertible debenture has an outstanding balance of $9,943. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $8,875 on the date of the note. $3,328 of this discount has been amortized as of September 30, 2012.

Continental Equities, LLC

On September 7, 2012 the company issued a convertible promissory note for $50,000 to Continental Equities, LLC for the assignment of an equivalent amount of the Company’s account payable to Continental. The note bears interest at 12% and is due on May 15, 2013 and any amount not paid by May 15, 2013 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. 400,000 shares were issued in conjunction with this convertible promissory note.

On September 7, 2012 the company issued a convertible promissory note for $20,000 to Continental Equities, LLC for the assignment of an equivalent amount of the Company’s accrued interest to Continental. The note bears interest at 12% and is due on May 15, 2013 and any amount not paid by May 15, 2013 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. 200,000 shares were issued in conjunction with this convertible promissory note.

The 600,000 shares issued in conjunction with the aforementioned promissory notes were recorded as a debt discount for $11,486, which represents the relative fair value of the shares with the note principal. During the nine months ended September 30, 2012, the Company amortized $1,436 of the debt discount to interest expense.

On September 7, 2012, the Company assigned $39,000 of its convertible note from Asher Enterprises, Inc. to Continental Equities, LLC. The convertible promissory note bears interest at 8% due on December 31, 2012. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $37,500 on the date of the note. $18,750 of this discount has been amortized as of September 30, 2012.

Alan Morell

On September 26, 2012, the Company issued two convertible promissory notes for $112,000 and $525,000 to Alan Morell for outstanding amounts owed for the Company’s line of credit, and accrued salary to Alan Morell respectively. The notes bear interest at 2% and are due on April 4, 2013 and April 26, 2014, respectively. The notes are convertible at $0.04 and $0.06, respectively, beginning November 15, 2012.

Additionally, during the nine months ended September 30, 2012, the Company amortized $19,835 of discounts related to other notes not mentioned above to interest expense.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - DERIVATIVE LIABILITIES

The Company has various convertible instruments outstanding more fully described in Note 4.  Because the number of shares to be issued upon settlement cannot be determined under these instruments, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be classified as liabilities.

Embedded Derivative Liabilities in Convertible Notes

During the nine months ended September 30, 2012, the Company recognized new derivative liabilities of $734,839 as a result of new convertible debt issuances.  The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $138,820 which was recorded as a loss on derivatives for the nine months ended September 30, 2012.

As a result of conversion of notes payable described in Note 4, the Company reclassified $991,596 of derivative liabilities to equity and $256,619 to gain/loss on extinguishment of debt.

The fair value of the Company’s embedded derivative liabilities was $390,107 as of September 30, 2012 and $445,256 was recognized as a loss on derivatives due to change in fair value of the liability.

Warrants

899,000 A Warrants and 899,000 B warrants were issued to individuals in the fiscal year 2011. The Company determined that the instruments embedded in the warrants should be classified as liabilities.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of September 30, 2012 was $62,329 and $50,656 was recognized as loss on derivative.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2011	444,150
ASC 815-15 additions	734,839
Change in fair value	459,333
ASSC 815-15 deletions	(1,248,215)
Balance at September 30, 2012	390,107

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Gain/(Loss) on Derivative Liability
Change in fair value	459,333
Excess of fair value of liabilities over note payable	138,820
Balance at September 30, 2012	598,153

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

NOTE 5 - LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On April 21, 2011, the Company was served with a lawsuit that was filed in Clark County, Nevada against the Company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the Company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. The complaint also alleges any such amendment would require shareholder approval and filing of a proxy statement. On April 20, 2012, the Company settled with A to Z Holdings, LLC and seven other individuals or entities for $10,000. The Company has accrued this settlement liability as of September 30, 2012.

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. The Company disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. The Company has retained counsel and is prepared to defend this lawsuit. The Company believes that the claims are frivolous pursuant to the terms of the contract. The case has been settled as of September 28, 2012 for $30,000. The Company has accrued for this liability as of September 30, 2012.

NOTE 7 - RELATED PARTY TRANSACTIONS

From time to time the Company borrows money from its officers. During the nine months ended September 30, 2012, the Company received advances of $8,804 and repaid $16,000 to these related parties. These advances bear no interest and are due on demand. As of December 31, 2011 and September 30, 2012, the Company owed $86,328 and $79,132 as short term related party debt to three officers, respectively.  During the nine months ended September 30, 2012, the Company owes $56,045 of reimbursable expenses paid for by an officer of the Company.

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

	Nine months ended September 30,
	2012	2011
Revenue:
Event marketing	$7,379,466	$5,803,384
Commercial rights	137,697	110,984
Total revenues from continuing operations	7,517,163	5,914,368
Consulting services (discontinued)	95,736	126,884
Total revenues	$7,612,899	$6,041,252

Operating income (loss)
Event marketing	$281,231	$(24,942)
Commercial rights	(947,452)	(1,158,222)
Total operating income from continuing operations	(666,221)	(1,183,164)
Consulting services (discontinued)	(527,249)	(984,212)
Total Operating loss	$(1,193,470)	$(2,167,376)

Assets	September 30, 2012	December 31, 2011
Event marketing	$685,105	$535,760
Commercial rights	274,667	8,229
Consulting services (discontinued)	--	75,451
Total	$959,772	$619,440

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - SALE OF CREATIVE MANAGEMENT OF DELAWARE, INC.

On June 25, 2012, the Company, as a result of desiring to exit from the talent management business, sold its wholly owned subsidiary Creative Management of Delaware, Inc. (formerly Creative Management Group, Inc.) to Creative Management Global, Inc. pursuant to a Stock Purchase Agreement. The Purchase Price of this Agreement calls for Creative Management Global, Inc. to pay to the Company as consideration for the shares of Creative Management of Delaware, Inc., a royalty payment and deferred payment. The royalty payment is effective as of the closing of this agreement and for a period of nineteen (19) months of 10% of cash or other payment received as gross revenues less direct costs earned. The remainder of the purchase price, following payment of the royalty payments, will consist of a final payment the Company by Creative Management Global, Inc. in the amount of One Hundred Thirty Three Thousand ($133,000). The final payment will be paid after Creative Management Global, Inc. year-end 2013 financial statements are completed and audited by an independent accounting firm and will reflect the total company gross revenues less direct costs for the years 2012, and 2013. No assets have been sold in this transaction and, as a result, no gain has been recorded in the sale of this subsidiary as of the nine months ended September 30, 2012.

NOTE 10 – RESIGNATION OF CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD.

On September 26, 2012, Alan Morell officially resigned as Chief Executive Officer and Director of the Company. In conjunction with the resignation, Mr. Morell was issued a convertible note for $525,000 representing the amount of accrued salary owed to him by the company up to the date of resignation. The note bears interest at 2% and is due on April 26, 2014. The note is convertible beginning on November 15, 2012 at a conversion price of $0.06 per share. In further connection with the resignation, the Company assumed all obligations related to the Smith Barney Credit Line that was secured by Mr. Morell’s security accounts and issued another convertible note to Morell for $112,000. The note bears interest at 2% and is due on April 4, 2013. The note is convertible beginning on November 15, 2012 at a conversion price of $0.04 per share.

NOTE 11 - SUBSEQUENT EVENTS

Magna Group, LLC

On April 11, 2012, the Company assigned $50,000 of its accounts payable from a third party to Magna Group, LLC. On October 3, 2012, the Company issued 5,358,910 shares of common stock to settle remaining $50,000 of the note and accrued interest of $2,839.

Hanover Holdings, LLC

On October 17, 2011, the Company issued a convertible promissory note for $50,000 to Hanover Holdings, LLC. On June 5, 2012 the Company assigned the remaining $25,000 and accrued interest of the note to Seymor Flick. On October 5, 2012, the company issued 5,673,239 shares of common stock to settle the remaining $25,000 and remaining accrued interest $9,034 of the convertible promissory note.

Asher Enterprises, Inc.

On October 16, 2012 the company issued a convertible promissory note for $32,500 to Asher Enterprises, Inc. The note bears interest at 8% and is due on July 18, 2012 and any amount not paid by July 18, 2012 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days.

Continental Equities, LLC

On October 1, 2012, the Company issued 1,176,471 shares of common stock to settle $10,000 of the $37,500 convertible debenture note (see note 4).

On October 9, 2012, the Company issued 1,142,857 shares of common stock to settle $10,000 of the convertible debenture note.

On October 22, 2012, the Company issued 819,672 shares of common stock to settle the $5,000 of the convertible debenture note.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012

Gross revenues decreased from $513,999 for the three months ended September 30, 2011 to $374,014 for the three months ended September 30, 2012. The decrease in revenues was mainly due to organic revenues that were recorded in the second quarter of 2012 compared from existing clients and new client business revenues in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA) that  were serviced in the third quarter during year 2011.

Cost of revenue increased from $400,967 for the three months ended September 30, 2011 to $422,233 for the three months ended September 30, 2012. The increase in cost of goods sold was due to additional organic growth from existing clients as well as new client business wins generated that were secured during the third quarter of 2012 in our events marketing, event management, public relations and consulting business of XA, The Experiential Agency, Inc. (XA). Cost of sales increased as it was related to the organic revenues and new business revenues serviced during third quarter of 2012 within our events marketing, event management public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Operating expenses decreased from $1,324,952 for the three months ended September 30, 2011 to $794,688 for the three months ended September 30, 2012. The decrease in operating expenses is mainly due to fewer expenses incurred associated to spinoff transaction related to AudioEye, Inc. and lower operating expenses related to the talent agency business that was sold to Creative Management Global.

The net loss of $2,463,230 for the three months ended September 30, 2011 increased to a net income of $3,074,634 for the three months ended September 30, 2012.  The increase in net income was mainly due to the recorded gain on the sale of AudioEye, Inc. As consideration for the sale, the $1,075,000 of debt previously owed by CMG to the CMGO Investors Group was repaid. As a result of the sale of AudioEye, the net assets of AudioEye, Inc. and the related accrued interest of $203,590 were written off during the nine months ended September 30, 2012. In addition, the Company is currently holding 20% of AudioEye shares with a fair value of  $268,750. A gain of $4,115,771 was recorded for the sale of AudioEye as of the nine months ended September 30, 2012.

This gain on discontinued asset sale was offset by additional operating expenses associated with AudioEye, Inc. discontinued operations, and the non-operating expenses regarding losses on derivative liabilities, operating expenses and cost of revenues regarding event management XA, The Experiential Agency, Inc. (XA) to service new clients during the second quarter of 2012 that was not reflective in third quarter of 2011. There were also additional overhead legal expenses associated with corporate overhead that was in third quarter 2012 that was not reflective in 2011 third quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012

Gross revenues increased from $5,914,368 for the nine months ended September 30, 2011 to $7,517,163 for the nine months ended September 30, 2012. The increase in revenues was mainly due to additional organic growth from existing clients as well as new client business wins generated that were secured during the second quarter of 2012 in our events marketing, event management, public relations and consulting business of XA, The Experiential Agency, Inc. (XA). Organic revenues and new business revenues were serviced during first three quarters of 2012 within our events marketing, public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Cost of revenue increased from $3,935,656 for the nine months ended September 30, 2011 to $5,355,980 for the nine months ended September 30, 2012. The increase in cost of goods sold was due to additional organic growth from existing clients as well as new client business wins generated that were secured during the second quarter of 2012 in our events marketing, event management, public relations and consulting business of XA, The Experiential Agency, Inc. (XA). Cost of sales increased as it was related to the organic revenues and new business revenues serviced during first three quarters of 2012 within our events marketing, event management public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Operating expenses decreased from $2,938,127 for the nine months ended September 30, 2011 to $2,752,554 for the nine months ended September 30, 2012. The decrease in operating expenses is mainly due to the elimination of overhead expenses and expenses related to the initial launch of digital media initiative that were included in nine month totals for year 2011 that were not eliminated during nine months 2012.

The net loss of $1,425,851 for the nine months ended September 30, 2011 increased to a net income of $1,613,314 for the nine months ended September 30, 2012. The increase in net income was mainly due to the recorded gain on the sale of AudioEye, Inc. As consideration for the sale, the $1,075,000 of debt previously owed by CMG to the CMGO Investors Group was repaid. As a result of the sale of AudioEye, the net assets of AudioEye, Inc. and the related accrued interest of $203,590 were written off during the nine months ended September 30, 2012. In addition, the Company is currently holding 20% of AudioEye shares with a fair value of  $268,750. A gain of $4,115,771 was recorded for the sale of AudioEye as of the nine months ended September 30, 2012. This gain on discontinued asset sale was offset by additional operating expenses associated with AudioEye, Inc. discontinued operations, and the non-operating expenses regarding losses on derivative liabilities, operating expenses and cost of revenues regarding event management XA, The Experiential Agency, Inc. (XA) to service new clients during the second quarter of 2012 that was not reflective in first quarter of 2011. There were also additional overhead legal expenses associated with corporate overhead that was in third quarter 2012 that was not reflective in 2011 third quarter.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2012, the Company’s cash on hand was $465,944.

Cash used in operations for the nine months ended September 30, 2011 was $1,246,046, as compared to cash used in operations of $315,299 for the nine months ended September 30, 2012. This change is primarily due to amortization of intangible assets, stock expenses for services, changes regarding derivative liabilities, changes in debt discounts, deferred revenue and accrued expenses related to the increase in operating expenses due to operations from the event marketing, public relations, and consulting business of XA.

Cash used in investing activities for the nine months ended September 30, 2011 was $6,528 as compared cash used in investing activities of $4,841 for the nine months ended September 30, 2012.

Cash provided by financing activities for the nine months ended September 30, 2011 was $1,381,984, as compared to $448,305 provided for the nine months ended September 30, 2012. The decrease during the nine months ended September 30, 2012, was primarily due to the less money advanced by related parties and no proceeds from stock issuances as compared with the prior year.

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

These tables are based upon 275,959,395 shares outstanding as of September 30, 2012 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 275,959,395 shares of common stock outstanding as of September 30, 2012. The address for those individuals for which an address is not otherwise indicated is: c/o CMG Holdings Group, Inc., 5601 Biscayne Boulevard, Miami, Florida 33137, USA.

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

On April 13, 2012, related to the Company’s amendment of its Jun 22, 2011 Master agreement with AudioEye Acquisition Corporation on April 13, 2012, the Company signed an Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes between AudioEye Acquisition Corporation, CMGO Investors LLC and the Company. The Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes are scheduled to close on or before May 31, 2012, time being of the essence, in accordance with the Amended Master Agreement, On April 13, 2012. The Company amended the Jun 22, 2011 Master agreement with AudioEye Acquisition Corporation pursuant to which the shareholders of AudioEye Acquisition Corporation will acquire 80% of the capital stock of AudioEye, Inc. from the Company, and the Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye, Inc. The parties have concluded that it is in the best interests of all shareholders to amend the Master Agreement to separate the Spin-off and Share Exchange and to cause the satisfaction and release of the Notes to be effective as soon as practicable but no later than the closing of the Share Exchange.

On August 17, 2012 the Company, AudioEye Acquisition Corporation and CMGO Investors, LLC finalized and completed their Option, Note Purchase, Modification and Escrow Agreement for the Purchase of the Convertible Notes and their Share Exchange pursuant to their Amended Master Agreement in order to allow the payment by AudioEye, Inc. of the Company’s outstanding Note and to cause the release of the Notes and security therefore. Pursuant to the Amended Master Agreement: The Company will retain 15% of AudioEye, Inc. subject to transfer restrictions in accordance with the Agreement. The Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye, Inc. in accordance with provisions of the Agreement. AudioEye, Inc.  has finalized a Royalty Agreement with the Company to pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from, AudioEye, Inc.’s patent enforcement and licensing strategy whether received by, AudioEye, Inc.  or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents as fully described in the Agreement. AudioEye, Inc. has finalized a Consulting Services Agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye, Inc. after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye, Inc. and 10% of net revenues obtained from a third party described in the agreement. AudioEye, Inc. has finalized the release of the obligations of the Company under the Notes pursuant to a novation or other form of release of such obligation which shall include a termination of any security interest on any post Spin Off assets of the Company.

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

THERE IS CURRENTLY NO LIQUID TRADING MARKET FOR THE COMPANY’S COMMON STOCK AND THE COMPANY CANNOT ENSURE THAT ONE WILL EVER DEVELOP OR BE SUSTAINED

The Company’s common stock is currently approved for quotation on the OTCQB trading under the symbol CMGO.PK. However, there is limited trading activity and not currently a liquid trading market. There is no assurance as to when or whether a liquid trading market will develop, and if such a market does develop, there is no assurance that it will be maintained. Furthermore, for companies whose securities are quoted on the Over-The-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the “OTCQB”), it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital. As a result, purchasers of the Company’s common stock may have difficulty selling their shares in the public market, and the market price may be subject to significant volatility.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the month ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

On April 21, 2011, the Company was served with a lawsuit that was filed in Clark County, Nevada against the Company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the Company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. This lawsuit has been settled for $10,000 and has been accrued for as of September 30, 2012.

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. This lawsuit has been settled for $30,000 and has been accrued for as of September 30, 2012.

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

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit No. Document Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Reports on Form 8-K:

The Company filed a Form 8-K on August 1, 2012 - Item 8.01 - Extension of Note Modification Purchase Agreement.
The Company filed a Form 8-K on August 7, 2012 - Item 8.01 - Extension of Note Modification Purchase Agreement.
The Company filed a Form 8-K on August 17, 2012 - Item 2.01 and Item 9.01 - Completion of Acqusition or Disposition of Assets - Sale of Subsidiary.
The Company filed a Form 8-K on August 22, 2012 - Item 7.01 and Item 8.01 - Regulation FD Disclosure - Notice of Record Date.
The Company filed a Form 8-K on September 4, 2012 - Item 7.01 - Regulation FD Disclosure - Explanation of the Delay in Filing the Form 10-Q for the three months ended June 30, 2012.
The Company filed a Form 8-K on September 28, 2012 - Item 5.02 and Item 9.01 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers - Retirement of Alan Morell as the CEO and Chairman of the Registrant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: November 19, 2012	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/James J. Ennis	James J. Ennis	CEO, CFO & Chairman of the Board	November 19, 2012

/s/Michael Vandetty	Michael Vandetty	Secretary & Director	November 19, 2012