Form 10-K
period 2012-12-31
CMG HOLDINGS GROUP, INC.
filed 2013-04-19
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

CMG HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0733770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Hudson Street, Suite 303
New York, New York	10013
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (646) 688-6381

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

As of April 15, 2013, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $2,013,073 at $0.0068 price per share, based on the closing price on the OTC Pink Sheets. As of April 19, 2013, there were 337,564,955 shares of common stock of the registrant issued and outstanding.

Documents Incorporated by Reference: None

Table of Content
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

Table of Content

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

Table of Content
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

       On August 21, 2012, the board of directors of the company declared October 26, 2012 as the record date for the dividend of 5% of Audio Eye, Inc. stock.  The dividend was paid to the shareholders of record as of the close of business on October 26, 2012 and issued March 22, 2013, when AudioEye completed its registration process and issued the shares to the Company.

       As consideration for the sale, the purchaser repaid $1,075,000 of debt previously owed by CMG to the CMGO Investors group.  As a result of the sale of AudioEye, the net assets of AudioEye and the related accrued interest of $203,590 were written off during the year ended December 31, 2012. In addition, the Company is currently holding 20% of AudioEye shares with a fair value of $268,750. A  gain of $4,339,564 was recorded for the sale of AudioEye for the year ended December 31, 2012 as follows:

Gain on Sale of Audio Eye, Inc.
Repayment of CMGO Debt	$1,075,000
Accrued Interest on CMGO Debt	203,590
Shares of AudioEye, Inc. Retained	268,750
Net Assets of AudioEye, Inc. Sold	2,792,224
$4,339,564

As a result of the sale of AudioEye, the Company has classified the assets and liabilities of AudioEye, as held for sale at December 31, 2011 and has segregated its operating results and presented them separately as a discontinued operations for all periods presented. The results of operations for the year ended December 31, 2012 only reflect activity of AudioEye up until the finalization of the sale on August 17, 2012.

Table of Content
A summarized operating result for discontinued operations is as follows:
	For the Year Ended December 31,
	2012	2011
Revenues	$(95,736)	$(126,884)
Cost of revenues	198,568	365,788
Depreciation and amortization expense	2,078	13,536
Operating expenses	422,339	614,958
Operating Loss	527,249	867,398

Unrealized gain on marketable securities	24,000	6,000
Interest Expense	(377)	(568,668)
Net Loss from discontinued operations	$503,626	$1,430,066

 Summary of asset and liabilities of discontinued operations is as follows:
	August 17, 2012	December 31, 2011
Cash	$4,841	$27,425
Receivables	47,429	10,901
Receivables - related party	15,250	13,125
Investments	42,000	18,000
Property and Equipment	7,688	6,000
Total assets of discontinued operations	117,208	75,451

Accounts payable and accrued liabilities	1,195,622	828,407
Deferred income	114,378	12,308
Short term debt	24,000	72,900
Long term debt	1,351,640	1,245,843
Total liabilities of discontinued operations	$2,685,640	$2,159,458

Table of Content
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

Table of Content
Employees

As of April 15, 2013, the company and its subsidiaries have 18 employees. The personal service character of the marketing communications sector, the quality of personnel and executive management is crucially important to the company’s continuing success.

Effect of Environmental Laws

The company believes it is compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the company.

Company Organization

The legal office of the Company, is located at 333 Hudson Street, Suite 303, New York 10013 with our corporate telephone number (646) 688-6381. The Company’s subsidiary, The Experiential Agency, Inc. has main sales and marketing offices located at 875 North Michigan Avenue, Chicago, IL 60611, 333 Hudson Street, New York NY 10013, 9070.

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

ITEM 1A: RISK FACTORS

Risks Related to Our Business

Our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

       Because we have a working capital deficit and recurring net losses, our independent registered accounting firm has included in their report for the years ended December 31, 2012, an uncertainty with respect to the Company's ability to continue as a going concern.

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

Table of Content
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

Table of Content
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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained

The Company’s common stock is currently approved for quotation on the OTCQB. However, there is limited trading activity and not currently a liquid trading market. There is no assurance as to when or whether a liquid trading market will develop, and if such a market does develop, there is no assurance that it will be maintained. Furthermore, for companies whose securities are quoted on the Over-The-Counter maintained by the National Association of Securities Dealers, Inc. (the “OTCQB”), it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital. As a result, purchasers of the Company’s common stock may have difficulty selling their shares in the public market, and the market price may be subject to significant volatility.

Table of Content

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

Table of Content
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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On November 26, 2012, the holders of 162,186,624 shares of the Company’s  $0.001 par value per share common stock constituting approximately 55% of CMGO’s total outstanding Common Stock have acted by written consent to replace James Ennis and Michael Vandetty as directors as well as to make the following changes to the CMGO By-Laws:

      Article II, Section 5 has been replaced with the following:

      SECTION 5.  VACANCIES.  Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board of directors for any reason may only be filled by the vote of not less than a majority of the outstanding shares of the corporation entitled to vote.

      Article IX, Section 1 has been replaced with the following:

      SECTION 1.  PROCEDURE FOR AMENDING BY-LAWS.  By-laws of the corporation may be adopted, amended or repealed at any meeting of the shareholders notice of which shall have referred to the proposed action or by the affirmative vote of the holders of a majority of the outstanding voting stock of the corporation; and be it further

PART II

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

Table of Content

Our symbol is “CMGO”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2011

First Quarter	0.02	0.0048
Second Quarter	0.04	0.01
Third Quarter	0.04	0.02
Fourth Quarter	0.03	0.0066

FISCAL YEAR ENDED DECEMBER 31, 2011

First Quarter	0.15	0.08
Second Quarter	0.15	0.02
Third Quarter	0.07	0.02
Fourth Quarter	0.05	0.01

Holders of Shares of Common Stock

    The Company has authorized 450,000,000 shares of common stock with a par value of $.001 per share. As of April 19, 2013, the Company had 337,564,955 shares of common stock of the registrant issued and outstanding. As of April 19, 2013, there were approximately 206 stockholders of record of our common stock. This stockholder of record total number does not reflect full amount of shares held beneficially or those shares held in “street” name. It is anticipated that the number of stockholders may increase if the total amount of stockholders that own shares held beneficially or those held in “street” name.

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

Table of Content
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

Unregistered Sales Of Equity Securities and Issuance of Equity Securities And Use Of Proceeds

    The following is information for all securities that the Company sold during the quarter ended December 31, 2012. Information with respect to previously reported sales prior to January 1, 2013 may be found in the Company’s prior filings.  In August 2012, the Company issued 1,100,000, 1,000,000 and 5,000,000 restricted common shares in exchange for an extension of the maturity date on the note owed to CMGO Investors, LLC. As the note was extinguished on August 17, 2012 as a part of the sale of AudioEye, a loss on debt extinguishment of $173,550 was recorded for the issuance of these shares during the year ended December 31, 2012.  On September 7, 2012, the Company issued 600,000 restricted common shares in conjunction with two convertible notes. A debt discount was recorded of $11,486 for the relative fair value of the shares.  Amortization of the debt discount to interest expense totaled $5,663 during the year ended December 31, 2012.

    The following is information for all securities that the Company sold during the year ended December 31, 2012. Information with respect to previously reported sales prior to January 1, 2013 may be found in the Company’s prior filings. 145,989,360 shares were issued in 2012 for the conversion of $764,079 of note payables into equity.  14,150,000 shares were issued in 2012 as compensation for services and the Company recognized stock based compensation valued at $194,100.

Outstanding Indebtedness; Security Interest and Unregistered Sales of Equity Securities

    On August 24, 2011 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. (“Asher”). The convertible promissory note was convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As a result, the instrument was measured at fair value of the embedded conversion option and a full discount to the note was recorded on February 20, 2012. See note 5 for additional information on the derivative liability. The entire principal balance was converted into common stock and the entire discount of $37,500 was amortized to interest expense during the year ended December 31, 2012.

Table of Content

    On October 4, 2011 the company issued a convertible promissory note for $45,000 to Asher. The convertible promissory note was convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As a result, the instrument was measured at fair value of the embedded conversion option and a full discount to the note was recorded on April 1, 2012. The entire principal balance was converted into common stock and the entire discount of $45,000 was amortized to interest expense during the year ended December 31, 2012.

    On February 6, 2012 the company issued a convertible promissory note for $37,500 to Asher. The convertible promissory note bears interest at 8% and was due on November 8, 2012. The note was convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  On September 7, 2012, the Company assigned the convertible promissory note and accrued interest to Continental Equities, LLC, see Continental Equities, LLC below.

    On October 16, 2012 the company issued a convertible promissory note for $32,500 to Asher. The convertible promissory note bears interest at 8% and is due on July 18, 2013 and any amount not paid by July 18, 2013 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Hudson Capital Advisors, Inc.

    On January 5, 2012, the Company modified its July 11, 2011 agreement with Hudson Capital Advisors, Inc. (“Hudson”) into a $100,000 convertible debenture note bearing interest at 2% due on January 5, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that Hudson requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $87,614 on the date of the note. See Note 5 for additional information on the derivative liability. The entire principal balance was converted into common stock and the entire discount of $87,614 was amortized to interest expense during the year ended December 31, 2012.

Braeden Storm Enterprises, Inc.

    On January 5, 2012, the Company modified its July 6, 2011 agreement with Braeden Storm Enterprises, Inc. (“Braeden”) into a $90,000 convertible debenture note bearing interest at 2% due on January 6, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that Braeden requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $79,254 on the date of the note. See Note 5 for additional information on the derivative liability. The entire principal balance was converted into common stock and the entire discount of $79,254 was amortized to interest expense during the year ended December 31, 2012.

    On February 10, 2012, the Company assigned $56,000 of its accounts payable from a third party to Braeden. The convertible promissory note bears interest at 10% due on April 15, 2013. The new note was convertible at 50% of the lowest trading price in the three days prior to the day that Braeden requests conversion. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a full discount on the date of the note. The entire principal balance was converted into common stock and the entire discount of $56,000 was amortized to interest expense during the year ended December 31, 2012.

Martin Boyle

    On January 5, 2012, the Company modified its September 2, 2011 agreement with Martin Boyle into a $35,000 convertible debenture note bearing interest at 2% due on January 8, 2013. The new convertible debenture note was convertible at the lowest trading price in the three days prior to the day Martin Boyle requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $30,667 on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 5 for additional information on the derivative liability. The entire principal balance was converted into common stock and the entire discount of $30,667 was amortized to interest expense during the year ended December 31, 2012.

Scott Baily

    On January 8, 2012, the Company modified its October 2, 2011 agreement with Scott Baily into a $60,000 convertible debenture note bearing interest at 2% due on January 5 2013. The new convertible debenture note was convertible at the lowest trading price in the three days prior to the day that Scott Baily requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $52,685 on the date of the note. On April 26, 2012, the entire principal balance was converted into common stock and the entire discount of $52,685 was amortized to interest expense during the year ended December 31, 2012.

Table of Content

Grassy Knolls, LLC

    On January 4, 2012, the Company modified its July 5, 2011 agreement with Grassy Knolls, LLC (“Grassy Knolls”) into a $72,000 convertible debenture note bearing interest at 2% due on January 4, 2013. The new convertible debenture note was convertible at the lowest trading price in the three days prior to the day that Grassy Knolls requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $70,375 on the date of the note. The entire principal balance was converted into common stock and the entire discount of $70,375 was amortized to interest expense during the year ended December 31, 2012.

CMGO Investors, LLC

    During year ended December 31, 2010, the Company borrowed $1,075,000 under five 13% Senior Secured Convertible Extendible Notes from third parties that originally matured on October 1, 2011. The Company issued 7,100,000 shares of common stock to extend the maturity date of the note on April 13, 2012, resulting in a loss on debt extinguishment of $173,550, and a debt discount of $6,509 which has been amortized into interest expense during the year ended December 31, 2012. As part of the sale of AudioEye on August 17, 2012 described in Note 2, these notes were repaid by AudioEye and the liability was eliminated from the Company.

Aware Capital Consultants Inc.

    As of December 31, 2011, the Company had an outstanding balance of notes payable due to Aware Capital Consultants Inc. of $15,000. The entire principal balance was converted into common stock and the remaining discount of $9,136 was amortized to interest expense during the year ended December 31, 2012.

Magna Group LLC.

    On October 17, 2011, the Company assigned $148,000 of its accounts payable from a third party to Magna Group, LLC (“Magna”). The convertible promissory note bore interest at 10%, was due on October 17, 2012 and was convertible at 58% of the lowest trading price in the three days prior to the conversion date. The entire principal balance was converted into common stock and the remaining debt discount of $70,470 was amortized to interest expense during the year ended December 31, 2012.

    On April 11, 2012, the Company assigned $50,000 of its accounts payable from a third party to Magna. The convertible promissory note bore interest at 10%, was due on April 13, 2013 and was convertible at 58% of the lowest trading price in the three days prior to the conversion date. The entire principal balance was converted into common stock and the Company amortized $50,000 of the related discount to interest expense during the year ended December 31, 2012.

Hanover Holdings, LLC and Seymour Flicks

    On October 17, 2011, the Company issued a convertible promissory note for $50,000 to Hanover Holdings, LLC. On June 5, 2012, Hanover assigned $25,000 principal and related interest to Seymour Flicks and modified the terms of the convertible promissory note. The new convertible promissory of $34,040 bore interest at 10%, was due June 5, 2013 and was convertible at a 42% discount of the lowest trading price for the Company’s common stock during the three trading day period prior to the conversion date, with a floor of $0.009. The Company recognized a $7,451 loss on debt extinguishment in relation to the debt modification. The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instruments should be classified as liabilities (see also Note 5). The fair value of the embedded conversion options resulted in debt discounts of $34,375 and $34,040 on the dates of the convertible promissory notes.  During the year ended December 31, 2012, the entire principal balance of both convertible notes was converted into common stock and the Company amortized a total of $68,415 of the related debt discount to interest expense.

Paul Sherman Agreement

    On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible debenture note bearing interest at 2% and due on May 15, 2013. The convertible debenture note is convertible at a price equal to the close price on the day prior to Paul Sherman’s request for conversion, but not to go below $.001. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $8,875 on the date of the note. $5,499 of this discount has been amortized to interest expense as of December 31, 2012. The convertible debenture note has an outstanding balance of $9,943 as of December 31, 2012.

Table of Content
Continental Equities, LLC

    On September 7, 2012 the company issued a convertible promissory note for $50,000 to Continental Equities, LLC (“Continental”) for the assignment of an equivalent amount of the Company’s account payable to Continental. The convertible promissory note bears interest at 12% and is due on May 15, 2013, any amount not paid by May 15, 2013 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. Additionally, 400,000 shares were issued as inducement for assignment in conjunction with this convertible promissory note.

    On September 7, 2012 the company issued a convertible promissory note for $20,000 to Continental Equities, LLC for the assignment of an equivalent amount of the Company’s accrued interest to Continental. The convertible promissory note bears interest at 12% and is due on May 15, 2013, any amount not paid by May 15, 2013 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. Additionally, 200,000 shares were issued as inducement for assignment in conjunction with this convertible promissory note.

    The 600,000 shares issued in conjunction with the aforementioned promissory notes were recorded as a debt discount for $11,486, which represents the relative fair value of the shares with the note principal. During the year ended December 31, 2012, the Company amortized $5,663 of the debt discount to interest expense.

    On September 7, 2012, the Company assigned $39,000 of its convertible promissory note and accrued interest from Asher to Continental. The convertible promissory note bore interest at 8% and was due on December 31, 2012. The note was convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $37,500 on the date of the note.  During the year ended December 31, 2012, the entire principal balance of the convertible note was converted into common stock and the Company amortized the related debt discount to interest expense.

Connied, Inc.

    On April 11, 2011 the Company assigned $135,000 of its account payable from a third party to Connied, Inc. (“Connied”). On May 3, 2011, the Company amended the assigned account payable to add a conversion feature. The new note was convertible at 50% of the average of the five lowest closing prices for the Company's stock during the previous 30 trading days. On the same date, the Company issued 1,388,889 shares of common stock with a fair value of $97,222 to settle $50,000 of the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the year ended December 31, 2011. The remaining balance of $85,000 was recorded as short term debt. The note bears interest at 20% and is due on May 2, 2013.

    The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $85,000 on May 3, 2011. The discount is being amortized over the term of the note to interest expense. As of December 31, 2012, $26,495 of the discount had been amortized to interest expense.

Alan Morell

    On September 26, 2012, the Company issued two convertible promissory notes for $112,000 and $525,000 to Alan Morell for outstanding amounts owed for the Company’s line of credit and accrued salary, respectively. The notes bear interest at 2% and are due on April 4, 2013 and April 26, 2014, respectively. The notes are convertible at $0.04 and $0.06, respectively, beginning November 15, 2012.

    Additionally, during the year ended December 31, 2012, the Company amortized $19,835 of discounts related to other notes not mentioned above to interest expense.

Table of Content
ITEM 6: SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2012 included with this Form 10-K. The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2012. The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

Changes Resulting from the Reorganization.

Creative Management Group is a business that delivers innovative, value-added marketing communications and strategic consulting services to its clients. Creative Management Group strives to be a premier marketing communications and consulting company whose strategic, creative and innovative solutions achieve superior results for clients and shareholders. Following completion of the Reorganization, the Company intends to carry on the business of Creative Management Group as its line of business. The Company has located its executive offices at 333 Hudson Street, Suite 303, New York, New Yor 10013, USA and its telephone number is 1 (646) 688-6381 which is the executive office of Creative Management Group.

Table of Content
Changes to the Board of Directors.

In conjunction with the closing under the terms of the Reorganization Agreement and the February 20, 2008 acquisition of shares in the Registrant by Creative Management Group, Alan Morell, James J. Ennis and Michael Vandetty were appointed to the board of directors and Alan Morell was appointed as Chairman of the board of directors.  On September 26, 2012,  Alan Morell retired and separated from service as the Chief Executive Officer of the Company and as the Chairperson of the Company’s Board of Directors.   On December 18, 2012, the Company entered into Separation agreements with James Ennis and Michael Vandetty pursuant to which each of Messrs. Ennis and Vandetty resigned each of their positions with the Company, agreed to termination of their employment agreements, agreed to lockup provisions with respect to their Company shares and shares of AudioEye, Inc. and each received 45% of the stock of the Company’s UsaveNJ, Inc. and UsaveNJ, Inc. subsidiaries. On November 26, 2012, the holders of 162,186,624 shares of the Company's $0.001 par value per share common stock, constituting approximately 55% of the Company’s total outstanding Common Stock have acted by written consent to replace James Ennis and Michael Vandetty as directors with Jeffrey Devlin, Barry Kernan, Declan Keegan and Ian Thompson.  All of the Company’s directors will hold this office until the next annual meeting of the stockholders or until the election and qualification of their successors. The Company’s officers are elected by the board of directors and serve at the discretion of the board of directors.

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

    On August 21, 2012, the board of directors of the company declared October 26, 2012 as the record date for the dividend of 5% of Audio Eye, Inc. stock.  The dividend was paid to the shareholders of record as of the close of business on October 26, 2012 and issued March 22, 2013, when AudioEye completed its registration process and issued the shares to the Company.

    As consideration for the sale, the purchaser repaid $1,075,000 of debt previously owed by CMG to the CMGO Investors group.  As a result of the sale of AudioEye, the net assets of AudioEye and the related accrued interest of $203,590 were written off during the year ended December 31, 2012. In addition, the Company is currently holding 20% of AudioEye shares with a fair value of $268,750. A  gain of $4,339,564 was recorded for the sale of AudioEye for the year ended December 31, 2012 as follows:

Gain on Sale of Audio Eye, Inc.
Repayment of CMGO Debt	$1,075,000
Accrued Interest on CMGO Debt	203,590
Shares of AudioEye, Inc. Retained	268,750
Net Assets of AudioEye, Inc. Sold	2,792,224
$4,339,564

As a result of the sale of AudioEye, the Company has classified the assets and liabilities of AudioEye, as held for sale at December 31, 2011 and has segregated its operating results and presented them separately as a discontinued operations for all periods presented. The results of operations for the year ended December 31, 2012 only reflect activity of AudioEye up until the finalization of the sale on August 17, 2012.

Table of Content

A summarized operating result for discontinued operations is as follows:
	For the Year Ended December 31,
	2012	2011
Revenues	$(95,736)	$(138,021)
Cost of revenues	198,568	641,124
Depreciation and amortization expense	2,078	14,925
Operating expenses	398,825	943,324
Operating Loss	503,735	1,461,352

Unrealized gain on marketable securities	24,000	(3,000)
Interest Expense	(61,773)	(280,050)
Net Loss from discontinued operations	$541,508	$1,744,402

 Summary of asset and liabilities of discontinued operations is as follows:
	August 17, 2012	December 31, 2011
Cash	$4,842	$27,425
Receivables	47,429	10,901
Receivables - related party	13,250	13,125
Investments	42,000	18,000
Property and Equipment	7,688	6,000
Total assets of discontinued operations	115,209	75,451

Accounts payable and accrued liabilities	1,417,415	828,407
Deferred income	114,378	12,308
Short term debt	24,000	72,900
Long term debt	1,351,640	1,245,843
Total liabilities of discontinued operations	$2,907,433	$2,159,458

Table of Content
Year ended December 31, 2012 compared to the year ended December 31, 2011

Overview

We have were profitable in fiscal year 2012, after a significant loss in Fiscal 2011, primarily as a result of significant income from the sale of discontinued operations and a dcrease in total operating expenses.

Liquidity and capital resources

As of December 31, 2012 our cash on hand was $238,124, as compared to $337,779 in fiscal year ended December 31, 2011.

Revenues

The Company had revenues of $8,125,196 in our fiscal year ended December 31, 2012, as compared to $7,093,048 in fiscal year ended December 31, 2011. The increase in revenues is mainly due to new and additional business revenues generated in experiential marketing, event marketing, public relations, social media and event management consulting business regarding  operations of XA, The Experiential Agency, Inc.

Cost of Sales

The Company had cost of sales of revenues of $5,792,283 in our fiscal year ended December 31, 2012, as compared to $4,444,833 in fiscal year ended December 31, 2011. The increase in cost of sales is mainly associated to the additional event business additional revenues generated in our experiential marketing, event marketing, public relations, social media and event management consulting business regarding operations of XA, The Experiential Agency, Inc.

Expenses

The Company had total operating expenses of $9,754,802 in our fiscal year ended December 31, 2012, as compared to $12,354,305 in fiscal year ended December 31, 2011. The decrease in operating expense due to the decrease in General and Administrative Expenses during the year.

Table of Content
Income

The Company had a net income of $2,236,317 in our fiscal year ended December 31, 2012, as compared to a net loss of ($7,787,877) in fiscal year ended December 31, 2011. The increase in the net income is from the Company recognizing $4,339,564 income on the sale of discontinued operations in fiscal year ended December 31, 2012 as compares to $0 in fiscal year ended December 31, 2011.  Loss from discontinued operations decreased from ($541,508) for fiscal year ended December 31, 2012 as compared to ($1,744,402) for fiscal year ended December 31, 2011.  Interest Expenses decreased from ($1,777,493) for fiscal year ended December 31, 2011 to  ($907,916) for fiscal year ended December 31, 2012.  Operating Loss decreased from ($5,261,257) in fiscal year ended December 31, 2011 to ($1,629,606) in fiscal year ended December 31, 2012.

Capital Resources

At December 31, 2012, we had assets recorded at $838,175, as compared to $619,440 in fiscal year ended December 31, 2012. Assets in 2011 primarily consisting of cash of $238,124, marketable securities of $274,651, accounts receivables of $252,567 and prepaid assets of $15,000.

Liabilities

Our liabilities at December 31, 2012 totaled $2,228,058, primarily consisting of $1,598,797 of short term liabilities and $629,261 of notes payable, as compared to a $6,630,482 total liabilities balance in fiscal year ended December 31, 2011.

Going Concern

       Our indendent registered accounting firm has expressed doubt about our ability to continue as a going concern.  Because we have a working capital deficit and recurring net losses, our independent registered accounting firm has included in their report for the years ended December 31, 2012, an uncertainty with respect to the Company's ability to continue as a going concern.
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

Table of Content
ITEM 8: FINANCIAL STATEMENTS
CMG HOLDINGS GROUP, INC.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2012 AND 2011

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CMG Holdings Group, Inc.

Dear Board of Directors:

We have audited the accompanying consolidated balance sheets of CMG Holdings Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 18, 2013

Table of Content

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
	December 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$238,124	$337,779
Marketable securities	274,651	1,949
Accounts receivable, net of allowance of $0 and $59,003 respectively	252,567	71,619
Prepaid assets	15,000	-
Current assets held for sale	-	69,451
Total Current Assets	780,342	480,798

Other noncurrent assets	57,833	58,058
Noncurrent Assets Held for Sale	-	6,000
Intangible assets, net of accumulated amortization of $894,998 and $820,414, respectively	-	74,584
TOTAL ASSETS	$838,175	$619,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$546,852	$1,104,865
Accounts payable – related party	19,625	169,550
Accrued liabilities	722,549	1,130,817
Deferred income	13,370	216,365
Derivative liabilities	145,970	444,150
Short term debt, net of unamortized discount of $47,012 and $183,110, respectively	150,431	1,211,389
Line of credit	-	107,560
Advances from related parties	-	86,328
Current Liabilities Held for Sale	-	913,615
Total Current Liabilities	1,598,797	5,384,639

Notes Payable, net of debt discount of $7,739 and $0, respectively	629,261	-
Long term liabilities Held for Sale	-	1,245,843

TOTAL LIABILITIES	2,228,058	6,630,482

STOCKHOLDERS’ DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none issued and outstanding
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 50,000 and 0 shares issued and outstanding	50	50
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 294,687,917 and 124,811,383 shares issued, 294,650,743 and 124,774,209 outstanding	294,614	124,812
Additional paid in capital	14,469,341	12,254,301
Treasury Stock, 37,174 and 37,174 shares held, respectively.	37	37
Accumulated deficit	(16,153,925)	(18,390,242)

TOTAL STOCKHOLDERS’ DEFICIT	(1,389,883)	(6,011,042)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$838,175	$619,440

See accompanying notes to consolidated financial statements.

Table of Content
CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2012	2011

Revenues	$8,125,196	$7,093,048

Operating expenses:
Cost of revenues	5,792,283	4,444,833
Patent impairment expense	-	171,855
Depreciation and amortization expense	74,850	313,257
Inventory impairment expense	-	3,240,502
Gain on bad debt recovery	(36,250)	-
General and administrative expenses	3,923,919	4,183,858
Total Operating expenses	9,754,802	12,354,305
Operating Loss	(1,629,606)	(5,261,257)

Other income (expense):
Gain on forgiveness of accounts payable and accrued liabilities	1,441,762	-
Gain (loss) on derivative liability	(547,318)	1,321,369
Gain (loss) on extinguishment of debt	75,618	(293,037)
Unrealized loss on marketable securities	-	(33,057)
Other income	5,721	-
Interest expense	(907,916)	(1,777,493)
Total Other Income (Expenses)	67,867	(782,218)

Loss from continuing operations	(1,561,739)	(6,043,475)
Discontinued Operations
Loss from discontinued operations	(541,508)	(1,744,402)
Gain on sale of discontinued operations	4,339,564	-
Total income (loss) discontinued operations	3,798,056	(1,744,402)
Net Income (Loss)	$2,236,317	$(7,787,877)

Basic income (loss) per common share for discontinued operations	$0.02	$(0.02)
Basic loss per common share for continuing operations	$(0.01)	$(0.09)
Total basic income (loss) per common share	$0.01	$(0.11)
Diluted income (loss) per common share for discontinued operations	$0.01	$(0.02)
Diluted loss per share for continued operations	$(0.01)	$(0.09)
Total diluted income per common share	$(0.00)	$(0.11)

Basic weighted average common shares outstanding	237,199,982	70,444,199
Diluted weighted average common shares outstanding	237,199,982	70,444,199

See accompanying notes to consolidated financial statements

Table of Content
CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ DEFICIT

							Additional		Total
	Preferred	Stock	Treasury Stock		Common Stock		Paid	Accumulated	Shareholders'
	Shares	Par	Shares	Par	Shares	Par	in Capital	Deficit	Deficit

Balances, December 31, 2010	-	-	37,174	$37	58,165,988	58,166	$7,272,662	(10,602,365)	$(3,271,500)

Shares issued for services	-	-	-	-	3,953,333	3,953	191,499	-	195,452
Shares issued for debt	-	-	-	-	49,704,943	49,706	1,661,012	-	1,710,718
Shares issued for cash	-	-	-	-	3,870,000	3,870	213,130	-	217,000
Cashless warrant exercises	-	-	-	-	-	-	-	-	-
Shares issued for accrued liabilities	-	-	-	-	9,117,119	9,117	485,583	-	494,700
Shares issued - Series B Preffered Stock	50,000	50	-	-	-	-	3,240,452	-	3,240,502
Gain on Debt Settlement			-	-	-	-	140,903	-	140,903
Settlement of Derrivative Liabilities through conversion ofrelated notes payable	-	-	-	-	-	-	(950,940)	-	(950,940)
Net loss	-	-	-	-	-	-	-	(7,787,877)	(7,787,877)

Balances, December 31, 2011	50,000	50	37,174	$37	124,811,383	$124,812	$12,254,301	$(18,390,242)	$(6,011,042)

Shares issued for services	-	-	-	-	14,150,000	14,150	179,950	-	194,100
Shares issued for debt	-	-	-	-	145,989,360	145,952	609,055	-	755,007
Shares issued for debt modification	-	-	-	-	7,100,000	7,100	166,450	-	173,550
Shares issued for debt inducement	-	-	-	-	600,000	600	10,886	-	11,486
Shares issued for debt modification	-	-	-	-	2,000,000	2,000	15,800	-	17,800
Loss on debt settlement of derivative liabilities through conversion of related notes payable	-	-	-	-	-	-	1,211,795	-	1,211,795
Contributed Capital							21,104		21,104
Net income	-	-	-	-	-	-	-	2,236,317	2,236,317

Balances December 31, 2011	50,000	50	37,174	$37	294,560,743	$294,614	$14,469,341	$(16,153,925)	$(1,389,883

See accompanying notes to consolidated financial statements.

Table of Content
CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,236,317	$(7,787,877)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Gain on recovery of bad debt	(36,250)	-
Amortization of deferred financing costs	19,879	68,292
Shares issued for services	194,100	195,452
Depreciation	-	14,925
Gain on sale of subsidiary	(4,339,564)	-
Gain on forgiveness of accounts payable and accrued liabilities	(1,441,762)	-
Amortization of intangible assets	74,580	298,332
(Gain) loss on derivatives	547,318	(1,321,369)
(Gain) loss on extinguishment of debt	(75,618)	293,037
Amortization of debt discount	784,409	1,540,356
Unrealized loss on trading securities	-	36,057
Impairment of inventory	-	3,240,502
Impairment of patent	-	319,763
Changes in:
Accounts receivable	(144,698)	114,627
Accounts receivable, related party	-	(13,125)
Prepaid expense and other current assets	(18,727)	(206,182)
Deferred income	(202,995)	189,354
Accrued liabilities	2,031,216	1,563,245
Accounts payable	(35,102)	159,371
Accounts payable, related party	(162,925)	169,550
Net cash (used) provided by operating activities	(569,822)	(1,125,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets		(15,999)
Cash paid transferred upon sale of Audio Eye, Inc.	(4,841)	-
Net cash used in investing activities	(4,841)	(15,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related parties debt	(37,000)	(86,110)
Advances from related parties	9,704	45,003
Proceeds from issuance of debt	70,000	207,500
Proceeds from related party debt	415,640	1,087,724
Capital contributions	21,104	-
Payments on debt	-	(2,000)
Stock issued for cash	-	217,000
Net change in line of credit	(4,440)	24,081
Net cash provided by financing activities	475,008	1,493,198
Net increase in cash	(99,655)	351,509
Cash, beginning of period	337,779	13,695
Cash, end of period ($27,425 included in assets held for sale as of December 31, 2011)	$238,124	$365,204

Supplemental cash flow information:
Interest paid	$4,675	$64,107
Non-cash investing and financing activity:
Reclassification of accrued liabilities into debt	$545,000	$-
Reclassification of accounts payable to short term debt	$522,943	$647,950
Reclassification of short term debt to accounts payable	$13,000	$-
Discount on notes payable from derivative liability	$636,902	$764,579
Discount on shares issued with notes payable	$11,486	$-
Reclassification of derivative liabilities to additional paid-in capital	$1,211,795	$8,289,980
Conversion of debt to equity	$755,007	$1,422,100
Reclassification of derivative liabilities from additional paid-in-capital	$-	$9,240,920
Cashless warrant exercise	$-	$121,934
Securities received for accounts receivable	$-	$7,000
Common stock issued for settlement of accounts payable and accrued liabilities	$-	$509,250

See accompanying notes to consolidated financial statements.

Table of Content
CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Creative Management Group, Inc. was formed in Delaware on August 13, 2002 as a limited liability company named Creative Management Group, LLC. On August 7, 2007, this entity converted to a corporation and changed its legal name to Creative Management Group Inc.  The Company is a sports, entertainment, marketing and management company that provides event management, including implementation, sponsorships, licensing and broadcast, production, syndication.

talent management, including personal representation in the fields of sports, entertainment, personalities and literature; commercial rights, including marketing and sales, consulting, branding and image marketing and endorsements, licensing, sponsorships; and e

On February 20, 2008, Creative Management Group, Inc. formed CMG Acquisitions, Inc., a Delaware company, for the purpose of acquiring companies and expansion strategies. On February 20, 2008, Creative Management Group, Inc. acquired 92.6% of Pebble Beach Enterprises, Inc. (a publicly traded company) and changed the name to CMG Holdings Group, Inc. (“the Company”). The purpose of the acquisition was to effect a reverse merger with Pebble Beach Enterprises, Inc. at a later date. On May 27, 2008, Pebble Beach entered into an Agreement and Plan of Reorganization with its controlling shareholder, Creative Management Group, Inc., a privately held Delaware corporation. Upon closing the eighty shareholders of Creative Management Group delivered all of their equity interests in Creative Management Group to Pebble Beach in exchange for shares of common stock in Pebble Beach owned by Creative Management Group, as a result of which Creative Management Group became a wholly-owned subsidiary of Pebble Beach. The shareholders of Creative Management Group received one share of Pebble Beach’s common stock previously owned by Creative Management Group for each issued and outstanding common share owned of Creative Management Group. As a result, the 22,135,148 shares of Pebble Beach that were issued and previously owned by Creative Management Group, are now owned directly by its shareholders. The 22,135,148 of Creative Management Group previously owned by its shareholders are now owned by Pebble Beach, thereby making Creative Management Group a wholly-owned subsidiary of Pebble Beach. Pebble Beach did not issue any new shares as part of the Reorganization. The transaction was accounted for as a reverse merger and recapitalization whereby Creative Management Group is the accounting acquirer. Pebble Beach was renamed CMG Holdings Group, Inc.

On April 1, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed the acquisition of The Experiential Agency, Inc.  On March 31, 2010, the Company and AudioEye, Inc. (“AudioEye”) completed the final Stock Purchase Agreement under which the Company acquired all of the outstanding capital stock of AudioEye. On June 22, 2011 the Company entered into a Master Agreement subject to shareholder approval as may be required under applicable law and subject to closing conditions with AudioEye Acquisition Corp., a Nevada corporation where the shareholders of AudioEye Acquisition Corp. exchanged 100% of the stock in AudioEye Acquisition Corp for 80% of the capital stock of AudioEye. The Company retained 15% of AudioEye subject to transfer restrictions in accordance with the Master Agreement; on October 2012, the Company distributed to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Master Agreement. On August 17, 2012, the Company completed the sale of AudioEye to AudioEye Acquisition Corp.

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

Table of Content
CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Risk

The Company maintains its cash balances at two financial institutions where they are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At December 31, 2012 and 2011, neither of these accounts was in excess of the limit. The Company also maintains a money market investment account at one securities firm where the account is insured by the Securities Investor Protection Corporation up to $500,000 for the bankruptcy, etc., of the securities firm. At December 31, 2012 and 2011, the account had no balance in excess of the limit.

Revenue and Cost Recognition

In general, the Company recognizes revenues when earned, when the services or conditions relating to the services have been performed or satisfied by the entity, and recognizes costs when the expenses are incurred. Depending on the terms of the client contract, revenue is derived from diverse arrangements involving fees for services performed and commissions. The Company earns consulting fees by providing branding, imaging marketing and talent placement services, event management, including, implementation and production management. A majority of the Company’s client contracts are individually negotiated and accordingly, the terms of client engagements and the basis on which the Company earns commissions and fees may vary significantly. In those businesses where the key indicators suggest the Company acts as principal, the Company records the gross amount billed to the client as revenue and the related costs incurred as operating expenses. This is generally recorded as the services are provided.

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

Table of Content
CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

 For purposes of the statement of cash flows, the company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Intangible Assets

Intangible assets are stated at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the respective asset, which is three years. Amortization expense was $74,580 and $298,332 for the years ended December 31, 2012 and December 31, 2011.

Long-lived Assets

In accordance with ASC 360-10, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to recurring losses of AudioEye, Inc., the Company evaluated its patents for impairment and determined that future cash flows were insufficient for recoverability of the asset. The Company recognized impairment losses of $0 and $171,855 during the years ended December 31, 2012 and 2011, respectively.

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

Basic and Diluted Net Loss per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the year ended December 31, 2011 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Table of Content
CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2012 and December 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
December 31, 2012	Level 1	Level 2	Level 3	Total
Marketable trading securities	$3,000	$-	$-	$3,000
Derivative Liabilities	$-	$-	$145,970	$145,970

December 31, 2011	Level 1	Level 2	Level 3	Total
Marketable trading securities	$1,949	$-	$-	$1,949
Derivative Liabilities	$-	$-	$444,150	$444,150

Investments in Debt and Equity Securities

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

Details of the Company's marketable trading securities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Aggregate fair value	$3,000	$1,949
Gross unrealized holding gains	$-	$-
Gross unrealized holding losses	$-	$33,057

Proceeds from sales	$-	$--
Gross realized gains	$-	$--
Gross realized losses	$-	$--
Other than temporary impairment	$-	$--

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, we reported the results of our subsidiary, AudioEye Inc., as a discontinued operation. The application of ASC 205-20 is discussed in Note 2 below.

Table of Content
CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

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

On August 21, 2012, the board of directors of the company declared October 26, 2012 as the record date for the dividend of 5% of Audio Eye, Inc. stock.  The dividend was paid to the shareholders of record as of the close of business on October 26, 2012 and issued March 22, 2013, when AudioEye completed its registration process and issued the shares to the Company.

As consideration for the sale, the purchaser repaid $1,075,000 of debt previously owed by CMG to the CMGO Investors group.  As a result of the sale of AudioEye, the net assets of AudioEye and the related accrued interest of $203,590 were written off during the year ended December 31, 2012. In addition, the Company is currently holding 20% of AudioEye shares with a fair value of $268,750. A  gain of $4,339,654 was recorded for the sale of AudioEye for the year ended December 31, 2012 as follows:
Gain on Sale of Audio Eye, Inc.
Repayment of CMGO Debt	$1,075,000
Accrued Interest on CMGO Debt	203,590
Shares of AudioEye, Inc. Retained	268,750
Net Assets of AudioEye, Inc. Sold	2,792,224
$4,339,564

As a result of the sale of AudioEye, the Company has classified the assets and liabilities of AudioEye, as held for sale at December 31, 2011 and has segregated its operating results and presented them separately as a discontinued operations for all periods presented. The results of operations for the year ended December 31, 2012 only reflect activity of AudioEye up until the finalization of the sale on August 17, 2012.

A summarized operating result for discontinued operations is as follows:
	For the Year Ended December 31,
	2012	2011
Revenues	$(95,736)	$(138,021)
Cost of revenues	198,568	641,124
Depreciation and amortization expense	2,078	14,925
Operating expenses	398,825	943,324
Operating Loss	503,735	1,461,352

Unrealized gain on marketable securities	24,000	(3,000)
Interest Expense	(61,773)	(280,050)
Net Loss from discontinued operations	$541,508	$1,744,402

 Summary of asset and liabilities of discontinued operations is as follows:
	August 17, 2012	December 31, 2011
Cash	$4,842	$27,425
Receivables	47,429	10,901
Receivables - related party	13,250	13,125
Investments	42,000	18,000
Property and Equipment	7,688	6,000
Total assets of discontinued operations	115,209	75,451

Accounts payable and accrued liabilities	1,417,415	828,407
Deferred income	114,378	12,308
Short term debt	24,000	72,900
Long term debt	1,351,640	1,245,843
Total liabilities of discontinued operations	$2,907,433	$2,159,458

Table of Content
CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE 3: EQUITY

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

Series A Preferred Stock Issuance and Rescission

On March 31, 2011 the Company approved the issuance of 51 shares of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to three officers of the Company in consideration for the officers forgiving $300,000 of accrued salaries. Each share of Series A Preferred Stock is convertible into 1% of the Company’s common stock. The number of votes for the Series A Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion. The Series A Preferred Stock is not entitled to dividends or preference upon liquidation. On May 16, 2011 the Company rescinded the above agreement with an effective date of March 31, 2011. There are no shares of Series A Preferred Stock issued or outstanding as December 31, 2012 or 2011. There was no impact to the consolidated financial statements as a result of the above issuance and rescission.

Common Stock

Shares Issued for Conversion of Debt

During the year ended December 31, 2012, the Company issued 145,989,360 shares of common stock to convert $755,007 of notes payable and accrued interest.  See also Note 4.

Shares Issued for Services

During the year ended December 31, 2012, the Company engaged several consultants to perform services and issued 14,150,000 shares as compensation for services, recognizing $194,100 in expense during the year ended December 31, 2012.

Shares Issued Related to Debt

On June 5, 2012, the Company issued 2,000,000 restricted common shares to modify the terms of a convertible note. A fee for debt servicing of $17,800 was recorded for the issuance of these shares during the year ended December 31, 2012.

In August 2012, the Company issued 1,100,000, 1,000,000 and 5,000,000 restricted common shares in exchange for an extension of the maturity date on the note owed to CMGO Investors, LLC. As the note was extinguished on August 17, 2012 as a part of the sale of AudioEye, a loss on debt extinguishment of $173,550 was recorded for the issuance of these shares during the year ended December 31, 2012.

On September 7, 2012, the Company issued 600,000 restricted common shares in conjunction with two convertible notes. A debt discount was recorded of $11,486 for the relative fair value of the shares.  Amortization of the debt discount to interest expense totaled $3,829 during the year ended December 31, 2012.

Table of Content
CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE 3: EQUITY (Continued)

Common Stock Warrants

During the twelve months ended December 31, 2011, eight individuals purchased 3,870,000 shares of common stock, 774,000 A Warrants and 774,000 B Warrants for $217,000.  A total of 574,000 and 200,000 A Warrants are exercisable at a strike price of $0.25 and $0.10, respectively for three years; 574,000 and 200,000 B Warrants are exercisable at a strike price of $0.50 and $0.20, respectively for three years. The Company can call each of the Warrants after twelve months if the price of the Common Shares of the Company in the Market is 150% of the Warrant strike price for 10 consecutive days. See Note 5 for additional information on the derivative liability.

A summary of warrant activity for year ended December 31, 2012 and 2011 is as follows:
	Outstanding and Exercisable	Weighted average Exercise Price

December 31, 2010	250,000	$0.07
Granted	1,548,000	0.32
Exercised	-	-
December 31, 2011	1,798,000	$0.28
Granted	-	0.00
Exercised	-	-
December 31, 2012	1,798,000	$0.28

As of December 31, 2012, the warrants have a weighted average remaining life of 1.7 years with $0 aggregate intrinsic value.

NOTE 4 - NOTES PAYABLE

Asher Enterprises, Inc.

On August 24, 2011 the company issued a convertible promissory note for $37,500 to Asher Enterprises, Inc. (“Asher”). The convertible promissory note was convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As a result, the instrument was measured at fair value of the embedded conversion option and a full discount to the note was recorded on February 20, 2012. See note 5 for additional information on the derivative liability. The entire principal balance was converted into common stock and the entire discount of $37,500 was amortized to interest expense during the year ended December 31, 2012.

On October 4, 2011 the company issued a convertible promissory note for $45,000 to Asher. The convertible promissory note was convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As a result, the instrument was measured at fair value of the embedded conversion option and a full discount to the note was recorded on April 1, 2012. The entire principal balance was converted into common stock and the entire discount of $45,000 was amortized to interest expense during the year ended December 31, 2012.

On February 6, 2012 the company issued a convertible promissory note for $37,500 to Asher. The convertible promissory note bears interest at 8% and was due on November 8, 2012. The note was convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  On September 7, 2012, the Company assigned the convertible promissory note and accrued interest to Continental Equities, LLC, see Continental Equities, LLC below.

Table of Content
CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE 3: EQUITY (Continued)

Asher Enterprises, Inc. (Continued)

On October 16, 2012 the company issued a convertible promissory note for $32,500 to Asher. The convertible promissory note bears interest at 8% and is due on July 18, 2013 and any amount not paid by July 18, 2013 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Hudson Capital Advisors, Inc.

On January 5, 2012, the Company modified its July 11, 2011 agreement with Hudson Capital Advisors, Inc. (“Hudson”) into a $100,000 convertible debenture note bearing interest at 2% due on January 5, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that Hudson requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $87,614 on the date of the note. See Note 5 for additional information on the derivative liability. The entire principal balance was converted into common stock and the entire discount of $87,614 was amortized to interest expense during the year ended December 31, 2012.

Braeden Storm Enterprises, Inc.

On January 5, 2012, the Company modified its July 6, 2011 agreement with Braeden Storm Enterprises, Inc. (“Braeden”) into a $90,000 convertible debenture note bearing interest at 2% due on January 6, 2013. The new note was convertible at the lowest trading price in the three days prior to the day that Braeden requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $79,254 on the date of the note. See Note 5 for additional information on the derivative liability. The entire principal balance was converted into common stock and the entire discount of $79,254 was amortized to interest expense during the year ended December 31, 2012.

On February 10, 2012, the Company assigned $56,000 of its accounts payable from a third party to Braeden. The convertible promissory note bears interest at 10% due on April 15, 2013. The new note was convertible at 50% of the lowest trading price in the three days prior to the day that Braeden requests conversion. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a full discount on the date of the note. The entire principal balance was converted into common stock and the entire discount of $56,000 was amortized to interest expense during the year ended December 31, 2012.

Martin Boyle

On January 5, 2012, the Company modified its September 2, 2011 agreement with Martin Boyle into a $35,000 convertible debenture note bearing interest at 2% due on January 8, 2013. The new convertible debenture note was convertible at the lowest trading price in the three days prior to the day Martin Boyle requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $30,667 on the date of the note. The discount will be amortized over the term of the note to interest expense. See note 5 for additional information on the derivative liability. The entire principal balance was converted into common stock and the entire discount of $30,667 was amortized to interest expense during the year ended December 31, 2012.

Scott Baily

On January 8, 2012, the Company modified its October 2, 2011 agreement with Scott Baily into a $60,000 convertible debenture note bearing interest at 2% due on January 5 2013. The new convertible debenture note was convertible at the lowest trading price in the three days prior to the day that Scott Baily requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $52,685 on the date of the note. On April 26, 2012, the entire principal balance was converted into common stock and the entire discount of $52,685 was amortized to interest expense during the year ended December 31, 2012.

Table of Content
CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE 3: EQUITY (Continued)

Grassy Knolls, LLC

On January 4, 2012, the Company modified its July 5, 2011 agreement with Grassy Knolls, LLC (“Grassy Knolls”) into a $72,000 convertible debenture note bearing interest at 2% due on January 4, 2013. The new convertible debenture note was convertible at the lowest trading price in the three days prior to the day that Grassy Knolls requests conversion, with a floor of $.01. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $70,375 on the date of the note. The entire principal balance was converted into common stock and the entire discount of $70,375 was amortized to interest expense during the year ended December 31, 2012.

CMGO Investors, LLC

During year ended December 31, 2010, the Company borrowed $1,075,000 under five 13% Senior Secured Convertible Extendible Notes from third parties that originally matured on October 1, 2011. The Company issued 7,100,000 shares of common stock to extend the maturity date of the note on April 13, 2012, resulting in a loss on debt extinguishment of $173,550, and a debt discount of $6,509 which has been amortized into interest expense during the year ended December 31, 2012. As part of the sale of AudioEye on August 17, 2012 described in Note 2, these notes were repaid by AudioEye and the liability was eliminated from the Company.

Aware Capital Consultants Inc.

As of December 31, 2011, the Company had an outstanding balance of notes payable due to Aware Capital Consultants Inc. of $15,000. The entire principal balance was converted into common stock and the remaining discount of $9,136 was amortized to interest expense during the year ended December 31, 2012.

Magna Group LLC.

On October 17, 2011, the Company assigned $148,000 of its accounts payable from a third party to Magna Group, LLC (“Magna”). The convertible promissory note bore interest at 10%, was due on October 17, 2012 and was convertible at 58% of the lowest trading price in the three days prior to the conversion date. The entire principal balance was converted into common stock and the remaining debt discount of $70,470 was amortized to interest expense during the year ended December 31, 2012.

On April 11, 2012, the Company assigned $50,000 of its accounts payable from a third party to Magna. The convertible promissory note bore interest at 10%, was due on April 13, 2013 and was convertible at 58% of the lowest trading price in the three days prior to the conversion date. The entire principal balance was converted into common stock and the Company amortized $50,000 of the related discount to interest expense during the year ended December 31, 2012.

Hanover Holdings, LLC and Seymour Flicks

On October 17, 2011, the Company issued a convertible promissory note for $50,000 to Hanover Holdings, LLC. On June 5, 2012, Hanover assigned $25,000 principal and related interest to Seymour Flicks and modified the terms of the convertible promissory note. The new convertible promissory of $34,040 bore interest at 10%, was due June 5, 2013 and was convertible at a 42% discount of the lowest trading price for the Company’s common stock during the three trading day period prior to the conversion date, with a floor of $0.009. The Company recognized a $7,451 loss on debt extinguishment in relation to the debt modification. The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instruments should be classified as liabilities (see also Note 5). The fair value of the embedded conversion options resulted in debt discounts of $34,375 and $34,040 on the dates of the convertible promissory notes.  During the year ended December 31, 2012, the entire principal balance of both convertible notes was converted into common stock and the Company amortized a total of $68,415 of the related debt discount to interest expense.

Paul Sherman Agreement

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible debenture note bearing interest at 2% and due on May 15, 2013. The convertible debenture note is convertible at a price equal to the close price on the day prior to Paul Sherman’s request for conversion, but not to go below $.001. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $8,875 on the date of the note. $5,499 of this discount has been amortized to interest expense as of December 31, 2012. The convertible debenture note has an outstanding balance of $9,943 as of December 31, 2012.

Table of Content
CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE 3: EQUITY (Continued)

Continental Equities, LLC

On September 7, 2012 the company issued a convertible promissory note for $50,000 to Continental Equities, LLC (“Continental”) for the assignment of an equivalent amount of the Company’s account payable to Continental. The convertible promissory note bears interest at 12% and is due on May 15, 2013, any amount not paid by May 15, 2013 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. Additionally, 400,000 shares were issued as inducement for assignment in conjunction with this convertible promissory note.

On September 7, 2012 the company issued a convertible promissory note for $20,000 to Continental Equities, LLC for the assignment of an equivalent amount of the Company’s accrued interest to Continental. The convertible promissory note bears interest at 12% and is due on May 15, 2013, any amount not paid by May 15, 2013 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. Additionally, 200,000 shares were issued as inducement for assignment in conjunction with this convertible promissory note.

The 600,000 shares issued in conjunction with the aforementioned promissory notes were recorded as a debt discount for $11,486, which represents the relative fair value of the shares with the note principal. During the year ended December 31, 2012, the Company amortized $5,663 of the debt discount to interest expense.

On September 7, 2012, the Company assigned $39,000 of its convertible promissory note and accrued interest from Asher to Continental. The convertible promissory note bore interest at 8% and was due on December 31, 2012. The note was convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $37,500 on the date of the note.  During the year ended December 31, 2012, the entire principal balance of the convertible note was converted into common stock and the Company amortized the related debt discount to interest expense.

Connied, Inc.

On April 11, 2011 the Company assigned $135,000 of its account payable from a third party to Connied, Inc. (“Connied”). On May 3, 2011, the Company amended the assigned account payable to add a conversion feature. The new note was convertible at 50% of the average of the five lowest closing prices for the Company's stock during the previous 30 trading days. On the same date, the Company issued 1,388,889 shares of common stock with a fair value of $97,222 to settle $50,000 of the note. The difference between the fair value of the common stock and the debt was recorded as a loss on settlement of debt during the year ended December 31, 2011. The remaining balance of $85,000 was recorded as short term debt. The note bears interest at 20% and is due on May 2, 2013.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $85,000 on May 3, 2011. The discount is being amortized over the term of the note to interest expense. As of December 31, 2012, $26,495 of the discount had been amortized to interest expense.

Alan Morell

On September 26, 2012, the Company issued two convertible promissory notes for $112,000 and $525,000 to Alan Morell for outstanding amounts owed for the Company’s line of credit and accrued salary, respectively. The notes bear interest at 2% and are due on April 4, 2013 and April 26, 2014, respectively. The notes are convertible at $0.04 and $0.06, respectively, beginning November 15, 2012.

Additionally, during the year ended December 31, 2012, the Company amortized $19,835 of discounts related to other notes not mentioned above to interest expense.

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

Embedded Derivative Liabilities in Convertible Notes

During the years ended December 31, 2012 and 2011, the Company recognized new derivative liabilities of $734,839 and $10,908,663, respectively, as a result of new convertible debt issuances.  The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $138,820 and $10,848,420 for the years ended December 31, 2012 and 2011, respectively.  As a result of conversion of notes payable described in Note 4, the Company reclassified $0 and $9,240,920 from equity and $1,213,271 and $8,289,980 of derivative liabilities to equity during the years ended December 31, 2012 and 2011, respectively.  The Company recognized as a loss on derivatives due to change in fair value of the liability of $404,688 for the year ended December 31, 2012 and a gain of $2,114,291 for the year ended December 31, 2011. The fair value of the Company’s embedded derivative liabilities was $121,601 and $444,150 at December 31, 2012 and 2011, respectively.

  Table of Content
CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

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

Embedded Derivative Liabilities in Convertible Notes

During the years ended December 31, 2012 and 2011, the Company recognized new derivative liabilities of $734,839 and $10,848,420, respectively, as a result of new convertible debt issuances.  The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $138,820 and $596,607 for the years ended December 31, 2012 and 2011, respectively.  As a result of conversion of notes payable described in Note 4, the Company reclassified $0 and $9,240,920 from equity and $1,213,271 and $8,289,980 of derivative liabilities to equity during the years ended December 31, 2012 and 2011, respectively.  The Company recognized as a loss on derivatives due to change in fair value of the liability of $404,688 for the year ended December 31, 2012 and a gain of $2,114,291 for the year ended December 31, 2011. The fair value of the Company’s embedded derivative liabilities was $121,601 and $444,150 at December 31, 2012 and 2011, respectively.

Warrants

899,000 A Warrants and 899,000 B warrants were issued to individuals in the fiscal year 2011. The Company determined that the instruments embedded in the warrants should be classified as liabilities.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of December 31, 2012 and 2011 was $12,007 and $11,673, respectively.  The Company recognized $333 as loss and $90,605 as gain on derivative related to the warrants for the years ended December 31, 2012 and 2011, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2010	$-
ASC 815-15 additions	10,848,420
Change in fair value	(2,114,290)
ASC 815-15 deletions	(8,289,980)
Balance at December 31, 2011	444,150
ASC 815-15 additions	721,590
Change in fair value	192,025
ASC 815-15 deletions	(1,211,795)
Balance at December 31, 2012	$145,970

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Gain/(Loss) on Derivative Liability
	For the Year Ended December 31,
	2012	2011
Change in fair value	$(429,889)	$2,114,291
Excess of fair value of liabilities over note payable	(117,429)	(792,922)
Total	$547,318	$1,321,369

The Company values its warrant derivatives and all other share settable instrument using the Black-Scholes option pricing model. Assumption used include (1) 0.01% to 1.96% risk-free interest rate, (2) life is the remaining contractual life of the instrument (3) expected volatility 164% to 426%, (4) zero expected dividends, (5) exercise price as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

Table of Content
CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE 6 - LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On April 21, 2011, the Company was served with a lawsuit that was filed in Clark County, Nevada against the Company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the Company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. The complaint also alleges any such amendment would require shareholder approval and filing of a proxy statement. On April 20, 2012, the Company settled with A to Z Holdings, LLC and seven other individuals or entities for $10,000. The Company has accrued this settlement liability as of December 31, 2012.

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. The Company disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. The Company has retained counsel and is prepared to defend this lawsuit. The Company believes that the claims are frivolous pursuant to the terms of the contract. The case has been settled as of September 28, 2012 for $30,000. The Company has accrued for this liability as of December 31, 2012.

NOTE 7 - RELATED PARTY TRANSACTIONS

On September 30, 2010 and December 31, 2010, the Company and its executive management entered into deferred salary conversion agreements in order to assists with the working capital needs of the Company. The $1,046,702 unsecured notes carried an interest rate of 1% with a maturity date on March 31, 2012. On December 30, 2011, these notes were converted into the Company’s restricted common shares at $0.06.

From time to time the Company borrows money from its officers. These advances bear no interest and are due on demand. As of December 31, 2012 and 2011, the Company owed $0 and $86,328 as short term related party debt.

During December 2012, the Company entered into a Mututal Separation Agreement and General Release (“Separation Agreements”) with former officers and directors of the Company, James Ennis, CEO and Chairman, and Michael Vandetty, Chief Legal Counsel and Director.  The Separation Agreements provide for the termination of the former officers employment agreements and waiver of the employment agreement severance clauses as well as forgiveness of a total of $39,532 in accrued expenses and $670,730 in accrued salary due the former officers.  The forgiven amounts due were recorded as contributions of capital during the year ended December 31, 2012.

NOTE 8 - SEGMENTS

The Company had three reportable segments during the years ended December 31, 2011 and 2012: event marketing, talent management and consulting services, which were comprised within its specialist marketing service offerings. During the year ended December 31, 2012, it discontinued the talent management and consulting services segments (see Notes 9 and 2, respectively) and has one remaining segment, event marketing, at December 31, 2012.

NOTE 9 - SALE OF CREATIVE MANAGEMENT OF DELAWARE, INC.

On June 25, 2012, the Company, as a result of desiring to exit from the talent management business, sold its wholly owned subsidiary Creative Management of Delaware, Inc. (formerly Creative Management Group, Inc.) to Creative Management Global, Inc. pursuant to a Stock Purchase Agreement. The Purchase Price of this Agreement calls for Creative Management Global, Inc. to pay to the Company as consideration for the shares of Creative Management of Delaware, Inc., a royalty payment and deferred payment. The royalty payment is effective as of the closing of this agreement and for a period of nineteen (19) months of 10% of cash or other payment received as gross revenues less direct costs earned. The remainder of the purchase price, following payment of the royalty payments, will consist of a final payment the Company by Creative Management Global, Inc. in the amount of One Hundred Thirty Three Thousand ($133,000). The final payment will be paid after Creative Management Global, Inc. year-end 2013 financial statements are completed and audited by an independent accounting firm and will reflect the total company gross revenues less direct costs for the years 2012, and 2013. No assets have been sold in this transaction and, as a result, no gain has been recorded in the sale of this subsidiary as of the year ended December 31, 2012.

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

NOTE 11 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

The Company has a working capital deficit and has generated recurring net losses.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity or debt financing to continue and expand operations.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

Besides ongoing revenues from continuing operations, the Company may need to raise additional funds to expand operations to the point at which the Company can achieve profitability.

Table of Content
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

    In performing this assessment, management has identified the following material weaknesses as of December 31, 2012:

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

Changes in Internal Control Over Financial Reporting

    No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

    None

Table of Content
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of our Company are set forth below. The directors held office for their respective term and until their successors were duly elected and qualified. the officers serve at the will of the Board of Directors.

Name	Age	With Company Since	Director/Position

Jeffery Devlin	65	November 26, 2012	Interim CEO & CFO, Chairman of the Board, Director

Barry Kernan	48	November 26, 2012	Director

Declan Keegan	39	November 26, 2012	Director

Ian Thompson	31	November 26, 2012	Director

Alan Morell	65	January 2008	Former CEO, Chairman of the Board, Director

James Ennis	44	January 2008	Former Chief Financial Officer, Director

Michael Vandetty	57	January 2008	Former Chief Legal Counsel, Director

 Jeffrey Devlin.  Mr. Devlin, has been Executive Producer/Partner of Original Film, a movie production company, since 2002.  He is also currently and since 2003 been the Chief Executive Officer of MediaLogic, an international consultancy and television production company and since November 2011 he has been Chief Marketing Officer and a director of The Broadsmoore Group, an investment advisory and merchant banking firm. Mr. Devlin has over 25 years of production experience in the advertising and entertainment industries. Mr. Devlin is currently a member of the Board of Directors of the United States Equestrian Team, Somerset Hills Handicapped Riders, Board of Advisors of Atari, and Executive Committee for the Association of Independent Commercial Producers (AICP). He is also a senior advisor to Sirius XM Satellite Radio.  Mr. Devlin received a Bachelor’s degree from Bethel University in Nashville, Tennessee and completed graduate courses at Dartmouth College in Hanover, New Hampshire.

            Barry Kernan.  Mr. Kernan is a graduate of St. Eunan's College an College of Marketing & Design in Dublin Ireland. Mr. Kernan  has worked for Superquinn Supermarkets and has owned supermarket and diner businesses which he has sold.  Mr. Kernan is currently an entrepreneur operating several businesses in Ireland.

            Declan Keegan.  Mr. Keegan, is an Ireland based financial advisor with 18 years of experience advising pre-IPO companies in the U.K. and U.S who has worked with Bank of Ireland and other Ireland based financial institutions.

            Ian Thompson.  Mr. Thompson, is an accountant and qualified financial advisor. Mr. Thompson has worked with RBS Group and Bank of Ireland.

            Alan Morell. Mr. Morell has 30 years of global experience in the successful development and management of talent, high growth properties, commercial rights, live events and intellectual property (IP) rights. Mr. Morell began his career with International Management Group (IMG), where he served in a variety of executive offices, including Corporate Vice President. He has created and/or managed campaigns for talent and events globally within the disciplines of Sports and Entertainment. Prior to becoming an officer of Creative Management Group Agency, Mr. Morell was a Director and Chief Executive Officer of CatalystOne, Inc. Mr. Morell is a graduate of the University of Florida. On September 26, 2012, Mr. Morell retired and separated from service as the Chief Executive Officer of the Company and as the Chairperson of the Company’s Board of Directors

            James Ennis. Mr. Ennis has over 15 years of experience in financial management, strategic planning and corporate development. Prior to joining Creative Management Group, Mr. Ennis served as a Financial Advisor in the global private client group of premier wealth management and investment advisory firms of Smith Barney and Merrill Lynch from 2004 to 2007. From 1997 to 2003, Mr. Ennis served as Director of Finance for Octagon Worldwide, Inc., one of the world’s largest sports and entertainment marketing and consulting firms, where his responsibilities included mergers and acquisitions, business development and financial reporting. Mr. Ennis is a graduate of Mount Saint Vincent College.  On December 18, 2012, the Company entered into Separation agreements with Mr. Ennis pursuant to which he resigned from his positions with the Company, agreed to termination of his employment agreement, agreed to a lockup provision with respect to his shares in the Compsny and shares of AudioEye, Inc. and received 45% of the stock of the Company’s UsaveNJ, Inc. and UsaveNJ, Inc. subsidiaries.

             Michael Vandetty. Mr. Vandetty’s areas of practice include limited partnership and securities offerings, as well as securities litigation. Mr. Vandetty has extensive transactional experience, including both domestic and international transactions in real estate, entertainment and hospitality, manufacturing and pharmaceutical sales. He also has significant experience in sports and entertainment law, mergers and acquisitions and in contract negotiations in the insurance and intellectual property arenas. Mr. Vandetty is a former prosecutor in both the Dade County State Attorney’s Office and the Florida Attorney General’s Office. He received a Bachelor of Arts from Rutgers University in 1977 and a Juris Doctorate from the University of Miami Law School in 1980. On December 18, 2012, the Company entered into Separation agreements with Mr. Vandetty pursuant to which he resigned from his positions with the Company, agreed to termination of his employment agreement, agreed to a lockup provision with respect to his shares in the Compsny and shares of AudioEye, Inc. and received 45% of the stock of the Company’s UsaveNJ, Inc. and UsaveNJ, Inc. subsidiaries.

ITEM 11. EXECUTIVE COMPENSATION

Compensation for our executive officers is determined by our board of directors where our philosophy is to provide a compensation package that attracts and retains executive talent. The Company has not entered into any employment contract to date with Jeffrey Devlin the acting CEO and CFO.   We strive to provide our named executive officers, who are the officers listed in the summary compensation table, with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations. Although the principal method of providing compensation to our executive officers is a salary, we intend to adopt a stock option plan for all employees, which permit the grant of stock options, stock grants and other forms of equity-based compensation. Our executive officers are eligible for grants pursuant to the plan. Although the principal compensation of our executive officers will be salary, we may provide officers with equity-based incentives. The base salary level and the nature and amount of equity-based incentives is established and reviewed by the compensation committee based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. In determining base salary, we give consideration to persons holding similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities. As of December 31, 2012, no annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, was paid to these individuals during this period.

Table of Content
EXECUTIVE AGREEMENTS

    The Company has not entered into any employment contract with Jeffrey Devlin the acting CEO and CFO.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 15, 2013, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS:

None

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell (1)	18,622,944	5.52%

Common Stock	James J. Ennis (2)	11,955,944	3.54%

Common Stock	Michael Vandetty (2)	10,945,944	3.24%

Common Stock	Jeffery Devlin (3)	0	0%

Common Stock	Barry Kernan (3)	0	0%

Common Stock	Declan Keegan (3)	0	0%

Commpn Stock	Ian Thompson (3)	0	0%

All Directors and Executive Officers as a group ( persons)		41,524,832	12.30%

    These tables are based upon 337,564,955 shares outstanding as of April 15, 2013 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(1) On September 26, 2012, Mr. Alan Morell retired and separated from service as the Chief Executive Officer of the Company and as the Chairperson of the Company’s Board of Directors.

(2) On December 18, 2012, the Company entered into Separation agreements with James Ennis and Michael Vandetty pursuant to which each of Messrs. Ennis and Vandetty (i) resigned each of their positions with the Company, (ii) agreed to termination of their employment agreements, (iii) agreed to lockup provisions with respect to their Company shares and shares of AudioEye, Inc. and (iv) each received 45% of the stock of the Company’s UsaveNJ, Inc. and UsaveNJ, Inc. subsidiaries.

(3) On November 26, 2012, the holders of 162,186,624 shares of CMG Holdings Group, Inc. (the “Company”) $0.001 par value per share common stock (“Common Stock”), constituting approximately 55% of CMGO’s total outstanding Common Stock have acted by written consent to replace James Ennis and Michael Vandetty as directors with Jeffrey Devlin, Barry Kernan, Declan Keegan and Ian Thompson.

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

Table of Content
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2012 and December 31, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. (i) Audit Fees

Name of Firm	Fiscal Year 2012	Fiscal Year 2011
MaloneBailey – audit and audit related	$120,000	$129,715

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

1. Financial Statements
2. Financial Statement Schedules
3. Exhibits

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

2.1	Agreement and Plan of Reorganization dated May 27, 2008 between CMG Holding, Inc. and Creative Management Group, Inc..	8-K	May 5, 2008
3.1	Certificate of Incorporation of Pebble Beach Enterprises, Inc. dated July 26, 2004	10-SB	February 1, 2006
3.2	Amendment to Certificate of Incorporation of CMG Holding, Inc.dated February 20, 2008	8-K	February 20, 2008
3.3	Bylaws of CMG Holdings, Inc.	8-K	February 20, 2008
3.4	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock dated March 31, 2011	8-K	April 6, 2011
3.6	Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock dated Marc h 31, 2011	8-K	April 12, 2011
10.1	Stock Purchase Agreement AudioEye date March 31, 2010	10-K	April 15, 2010
10.2	AudioEye Spinoff Master Agreement dated June 22, 2011	8-K	June 24, 2011
10.3	Revised AudioEye Spinoff Master Agreement dated April 5, 2012	8-K	April 27, 2012
14.1	Code of Ethics	10-KSB	February 20, 2008
21.1	Subsidiaries of the Registrant
31.1	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to Section 302
31.2	CMG Holdings Group, Inc. Certification of Chief Financial Officer pursuant to Section 302
32.1	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*	Interactive Data Files for CMG Holdings Group, Inc. 10K for the Year Ended December 31, 2012
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema Document
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101LAB*	XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

4. Reports on Form 8-K

Description	Form	Filing Date

Item 5.02 Departure of Directors or Certain Officers; Election of Directors, Appointment of Certain Officers and Item 801 Otheer Event - New Management	8-K	12-19-2012
Item 502 Departure of Directors or Certain Officers; Election of Directors, Appointment of Certain Officers and Item 801 Otheer Event - Change of Control	8-K	12-13-2012
Item 8.01 Other Event - Registrant Disclosure	8-K	11-28-2012

Table of Content
SIGNATURE

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: April 19, 2013	By: /s/ JEFFREY DEVLIN
Jeffrey Devlin
Interim Chief Executive Officer & Chief Financial Officer
(Duly Authorized Officer & Principal Financial and
and Accounting Officer)