Form 10-K/A
CMG HOLDINGS GROUP, INC.
filed 2013-04-24
CIK 1346655

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

Documents Incorporated by Reference: None

Explanatory Note

CMG Holdings Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on April 16, 2013 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL INSTANCE DOCUMENTS
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

1. Financial Statements
2. Financial Statement Schedules
3. Exhibits

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

2.1	Agreement and Plan of Reorganization dated May 27, 2008 between CMG Holding, Inc. and Creative Management Group, Inc..	8-K	May 5, 2008
3.1	Certificate of Incorporation of Pebble Beach Enterprises, Inc. dated July 26, 2004	10-SB	February 1, 2006
3.2	Amendment to Certificate of Incorporation of CMG Holding, Inc.dated February 20, 2008	8-K	February 20, 2008
3.3	Bylaws of CMG Holdings, Inc.	8-K	February 20, 2008
3.4	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock dated March 31, 2011	8-K	April 6, 2011
3.6	Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock dated Marc h 31, 2011	8-K	April 12, 2011
10.1	Stock Purchase Agreement AudioEye date March 31, 2010	10-K	April 15, 2010
10.2	AudioEye Spinoff Master Agreement dated June 22, 2011	8-K	June 24, 2011
10.3	Revised AudioEye Spinoff Master Agreement dated April 5, 2012	8-K	April 27, 2012
14.1	Code of Ethics	10-KSB	February 20, 2008
21.1	Subsidiaries of the Registrant	10-K	April 19, 2013
31.1	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to Section 302	10-K	April 19, 2013
31.2	CMG Holdings Group, Inc. Certification of Chief Financial Officer pursuant to Section 302	10-K	April 19, 2013
32.1	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	10-K	April 19, 2013
32.2	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	10-K	April 19, 2013
101*	Interactive Data Files for CMG Holdings Group, Inc. 10K for the Year Ended December 31, 2012
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema Document
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101LAB*	XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

4. Reports on Form 8-K

Description	Form	Filing Date

Item 5.02 Departure of Directors or Certain Officers; Election of Directors, Appointment of Certain Officers and Item 801 Otheer Event - New Management	8-K	12-19-2012
Item 502 Departure of Directors or Certain Officers; Election of Directors, Appointment of Certain Officers and Item 801 Otheer Event - Change of Control	8-K	12-13-2012
Item 8.01 Other Event - Registrant Disclosure	8-K	11-28-2012

SIGNATURE

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: April 24 , 2013	By: /s/ JEFFREY DEVLIN
Jeffrey Devlin
Interim Chief Executive Officer & Chief Financial Officer
(Duly Authorized Officer & Principal Financial and
and Accounting Officer)