Form 10-Q
period 2013-03-31
CMG HOLDINGS GROUP, INC.
filed 2013-05-20
CIK 1346655

QUARTELY REPORT JUNE 30, 2011
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

As of May 20, 2013, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $2,760,278 at $0.01 price per share, based on the closing price on the OTC Pink Sheets. As of May 20, 2013, there were 294,650,743 shares of common stock of the registrant issued and 294,650,743 outstanding.

CMG HOLDINGS GROUP, INC.
FORM 10-Q

PART I

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.
UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2013 AND 2012
CONTENTS

Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited)	4

Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

CMG HOLDINGS, INC
BALANCE SHEETS (unaudited)

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$1,189,512	$238,124
Marketable securities	274,651	274,651
Accounts receivable	135,110	252,567
Prepaid assets	399,645	15,000
Total Current Assets	1,998,918	780,342

Other non-current assets	70,526	57,833
TOTAL ASSETS	$2,069,444	$838,175

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$301,788	$546,852
Accounts payable – related party	57,275	19,625
Accrued liabilities	757,228	722,549
Deferred income	1,576,671	13,370
Derivative liabilities	268,496	145,970
Short term convertible debt, net of unamortized discount of $43,579 and $47,012, respectively	265,864	150,431
Total Current Liabilities	3,227,322	1,598,797

Long Term Convertible debt, net of debt discount of $4,249 and $7,739, respectively	520,751	629,261
TOTAL LIABILITIES	3,748,073	2,228,058

STOCKHOLDERS’ DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none issued and outstanding	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 50,000 shares issued and outstanding	50	50
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 294,650,743 shares issued, 294,650,743 outstanding	294,614	294,614
Additional paid in capital	14,469,341	14,469,341
Treasury Stock, 37,174 and 37,174 shares held, respectively.	37	37
Accumulated deficit	(16,442,671)	(16,153,925)
TOTAL STOCKHOLDERS’ DEFICIT	(1,678,629)	(1,389,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,069,444	$838,175

See accompanying notes to unaudited consolidated financial statements.

CMG HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Revenues	$1,023,169	$983,149

Operating Expenses:
Cost of revenues	542,034	468,079
Depreciation and amortization expense	-	74,584
General and administrative expenses	624,938	1,052,479
Total Operating Expenses	1,166,972	1,595,142
Operating Loss	(143,803)	(611,993)

Other Income (Expense):
Gain (loss) on derivative liability	(56,929)	102,190
Other income (expense)	(5,400)	(13,655)
Interest expense	(82,614)	(314,915)
Total Other Income (Expense)	(144,943)	(226,380)

Loss from continuing operations	(288,746)	(838,373)
Loss from discontinued operations	-	(189,441)
Net Loss	$(288,746)	$(1,027,814)

Basic loss per common shares for discontinued operations		$(0.01)
Basic loss per common shares for continued operations	$(0.00)	$(0.01)
Total basic loss per common share	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	294,650,743	147,143,694

See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS GROUP, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(288,746)	$(1,027,814)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Shares issued for services	-	97,100
Amortization of intangible assets	-	74,584
Unrealized gain on trading securities	-	(25,500)
(Gain) loss on derivatives	56,929	(102,190)
Amortization of debt discount	72,519	264,140
Changes in:
Accounts receivable	117,457	(171,658)
Prepaid expense and other current assets	(397,338)	(216,195)
Deferred income	1,563,301	842,870
Accrued liabilities	34,680	493,920
Accounts payable	(245,064)	(156,080)
Accounts payable, related party	37,650	(79,842)
Cash provided by (used in) operating activities	951,388	(6,665)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(3,288)
Net cash used in investing activities	-	(3,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related parties debt	-	(6,000)
Advance from related parties	-	175,000
Proceeds from issuance of debt	-	37,500
Net change in line of credit	-	1,107
Net cash provided by financing activities	-	207,607
Net increase in cash	951,388	197,654
Cash, beginning of period	238,124	365,204
Cash, end of period	1,189,512	$562,858

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activity:
Reclassification of accounts payable to short term debt	$-	$413,000
Discount on notes payable from derivative liability	$65,597	$414,095
Reclassification of derivative liabilities to additional paid-in capital	$-	$316,694
Common stock issued for settlement of notes payable	$-	$194,750
Reclassification of debt from short term to long term	$525,000	$-

See accompanying notes to unaudited consolidated financial statements.

CMG HOLDINGS GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of CMG Holdings Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes contained in its 2012 annual report on Form 10-K. In the opinion of management, these interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements. The unaudited consolidated financial statements should be read in conjunction with the historical audited consolidated financial statements and footnotes of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on Form 10-K. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2012, as reported in the Form 10-K, have been omitted.

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (continued)
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2013 and December 31, 2012. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
March 31, 2013	Level 1	Level 2	Level 3	Total
Marketable trading securities	$3,000	$-	$-	$3,000
Derivative Liabilities	$-	$-	$268,496	$268,496

December 31, 2012	Level 1	Level 2	Level 3	Total
Marketable trading securities	$3,000	$-	$-	$3,000
Derivative Liabilities	$-	$-	$145,970	$145,970

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, we reported the results of our subsidiary, AudioEye Inc., as a discontinued operation. The application of ASC 205-20 is discussed in Note 2 below.

NOTE 2 – NOTES PAYABLE

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

In conjunction with the issuance of the promissory note, $2,500 was recorded as debt discount. The discount is being amortized over the term of the note to interest expense. The discount balance was $991 and $1,809 as of March 31, 2013 and December 31, 2012, respectively.  Amortization of $818 was recognized as interest expense as of March 31, 2013. The convertible promissory notes have an outstanding balance of $32,500 and $32,500 as of March 31, 2013 and December 31, 2012, respectively.

Paul Sherman Agreement

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible promissory note bearing interest at 2% and due on May 15, 2013. The convertible promissory note is convertible at a price equal to the close price on the day prior to Paul Sherman’s request for conversion, but not to go below $.001. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $8,875 on the date of the note. The discount is being amortized over the term of the note to interest expense. The discount balance was $1,188 and $3,376 as of March 31, 2013 and December 31, 2012, respectively.  Amortization of $2,188 was recognized as interest expense as of March 31, 2013. The convertible promissory note has an outstanding balance of $9,943 and $9,943 as of March 31, 2013 and December 31, 2012, respectively.

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

CMG HOLDINGS GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NOTE 2 – NOTES PAYABLE (continued)
The convertible promissory notes are convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instruments should be classified as liabilities. The fair value of the embedded conversion option resulted in a discount of $65,597 on the date of the note. The discount balance was $28,221 as of March 31, 2013.  Amortization of $37,376 was recognized as interest expense as of March 31, 2013. The convertible promissory notes have an outstanding balance of $70,000 and $70,000 as of March 31, 2013 and December 31, 2012, respectively.

As inducement for entering into the convertible promissory notes, the Company issued 600,000 shares, which were recorded as a debt discount of $11,486, which represents the relative fair value of the shares with the note principal. The discount balance was $2,552 and $7,657 as of March 31, 2013 and December 31, 2012, respectively.  Amortization of $5,105 was recognized as interest expense as of March 31, 2013.

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

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $85,000 on May 3, 2011. The discount is being amortized over the term of the note to interest expense. The discount balance was $10,533 and $34,170 as of March 31, 2013 and December 31, 2012, respectively.  Amortization of $23,637 and $3,963 was recognized as interest expense as of March 31, 2013 and 2012, respectively.  The convertible promissory note has an outstanding balance of $85,000 and $85,000 as of March 31, 2013 and December 31, 2012, respectively.

Alan Morell

On September 26, 2012, the Company issued two convertible promissory notes for $112,000 and $525,000 to Alan Morell for outstanding amounts owed for the Company’s line of credit and accrued salary, respectively. The notes bear interest at 2% and are due on April 4, 2013 and April 26, 2014, respectively. The notes became convertible at $0.04 and $0.06, respectively, as of November 15, 2012.

The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion with the change in fair value recorded to earnings.  The addition of the embedded conversion options resulted in a discount to the notes of $27,573 on November 15, 2012. The discounts are being amortized over the terms of the notes to interest expense. The discount balances were $4,342 and $7,739 as of March 31, 2013 and December 31, 2012, respectively.  Amortization of $3,396 was recognized as interest expense as of March 31, 2013.  The convertible promissory notes have an outstanding balance of $637,000 and $637,000 as of March 31, 2013 and December 31, 2012, respectively. $520,751 of which is classified as a long term liability, net of discount of $4,342 as of March 31, 2013.

NOTE 3 - DERIVATIVE LIABILITIES

The Company has various convertible instruments outstanding more fully described in Note 2.  Because the number of shares to be issued upon settlement cannot be determined under these instruments, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be classified as liabilities.

CMG HOLDINGS GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - DERIVATIVE LIABILITIES (Continued)

Embedded Derivative Liabilities in Convertible Notes

During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company recognized new derivative liabilities of $65,597 and $734,839, respectively, as a result of new convertible debt issuances.  The Company recognized $61,012 as a loss on derivatives and $97,658 as a gain on derivatives due to change in fair value of the liability for the three months ended March 31, 2013 and 2012, respectively.  The fair value of the Company’s embedded derivative liabilities was $260,572 and $133,963 at March 31, 2013 and December 31, 2012, respectively

Warrants

During the fiscal year 2011, 899,000 A Warrants and 899,000 B warrants were issued to individuals. The Company determined that the instruments embedded in the warrants should be classified as liabilities.  Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of March 31, 2013 and December 31, 2012 was $7,924 and $12,007, respectively.  The Company recognized $4,083 and $4,532 as gain on derivative related to the warrants for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2012	$145,970
ASC 815-15 additions	65,597
Change in fair value	56,929
ASC 815-15 deletions	-
Balance at March 31, 2013	$268,496

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Gain/(Loss) on Derivative Liability
	For the Three Months Ended March 31,
	2013	2012
Change in fair value	$56,929	$(49,630)
Excess of fair value of liabilities over note payable	-	151,820
Total	$56,929	$102,190

The Company values its warrant derivatives and all other share settable instrument using the Black-Scholes option pricing model. Assumption used include (1) 0.01% to 1.96% risk-free interest rate, (2) life is the remaining contractual life of the instrument (3) expected volatility 71% to 426%, (4) zero expected dividends, (5) exercise price as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2013

Gross revenues increased from $983,149 for the three months ended March 31, 2012 to $1,023,169 for the three months ended March 31, 2013. The increase in revenues was mainly due to organic revenues that were recorded in the forth quarter of 2012 compared from existing clients and new client business revenues in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA) that  were serviced in the second quarter during year 2013.  However, the Company has deferred $1,576,671 in  income at March 31, 2013 in accordance with US Generally Accepted Accounting Principles, compared to $13,370 in the same period of the prior year.  March 31, 2013 deferred income is related to several large projects for which the Company has been preparing for during the current quarter, collected cash deposits, but which we are unable to recognize revenue due to the event not having taken place prior to March 31, 2013.

Cost of revenue increased from $468,079 for the three months ended March 31, 2012 to $542,034 for the three months ended March 31, 2013. The increase in cost of goods sold was due to additional organic growth from existing clients as well as new client business wins generated that were secured during the first quarter of 2013 in our events marketing, event management, public relations and consulting business of XA, The Experiential Agency, Inc. (XA). Cost of sales increased as it was related to the organic revenues and new business revenues serviced during the first quarter of 2013 within our events marketing, event management public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Operating expenses decreased from $1,595,142 for the three months ended March 31, 2012 to $1,166,972 for the three months ended March 31, 2013. The decrease in operating expenses is mainly due to fewer expenses incurred associated to spinoff transaction related to AudioEye, Inc. and lower operating expenses related to the talent agency business that was sold to Creative Management Global.

The net loss of $1,027,814 for the three months ended March 31, 2012 decreased to a net income of $288,746 for the three months ended March 31, 2013.  The decrease in operating expenses is mainly due to fewer expenses incurred associated to spinoff transaction related to AudioEye, Inc. and lower operating expenses related to the talent agency business that was sold to Creative Management Global.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2013, the Company’s cash on hand was $1,189,512.

Cash provided by operations for the three months ended March 31, 2012 was $951,388, as compared to cash used by operations of $6,665 for the three months ended March 31, 2012. This change is primarily due to amortization of intangible assets, stock expenses for services, changes regarding derivative liabilities, changes in debt discounts, deferred revenue and accrued expenses related to the increase in operating expenses due to operations from the event marketing, public relations, and consulting business of XA.

Cash used in investing activities for the three months ended March 31, 2012 was $3,288 as compared cash used in investing activities of $0 for the three months ended March 31, 2013.

Cash provided by financing activities for the three months ended March 31, 2012 was $207,607, as compared to $0 provided for the three months ended March 31, 2013. The decrease during the three months ended March 31, 2013, was primarily due to the less money advanced by related parties and no proceeds from stock issuances as compared with the prior year.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2013, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.
SECURITY OWNERSHIP:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	18,622,944	6.3%

Common Stock	Jeffrey Devlin	0	0%

All Directors, Executive Officers and 5% shareholders		18,622,944	6.3%

These tables are based upon 294,650,743 shares outstanding as of March 31, 2013 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

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

On April 21, 2011, the Company was served with a lawsuit that was filed in Clark County, Nevada against the Company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the Company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. The complaint also alleges any such amendment would require shareholder approval and filing of a proxy statement. On April 20, 2012, the Company settled with A to Z Holdings, LLC and seven other individuals or entities for $10,000. The Company has accrued this settlement liability as of March 31, 2013.

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. The case was settled in 2012 for $30,000. The Company has accrued for this liability as of March 31, 2013.

ITEM 1A – RISK FACTORS

The Company is a smaller reporting company and is therefore not required to provide this information.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 – OTHER INFORMATION

On June 22, 2011 the Registrant entered into a Master Agreement (hereinafter the “Agreement”) with AudioEye Acquisition Corp., a Nevada corporation (hereinafter “AudioEye Acquisition”) pursuant to which: (i) the shareholders of AudioEye Acquisition acquired from the Registrant 80% of the capital stock of AudioEye and (ii) the Registrant has on February 21, 2013 distribute to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye.

On August 21, 2012, the Board of Directors of the Registrant declared October 26, 2012 as the dividend date in accordance with the provisions of the June 22, 2011 Master Agreement, which is 5% of the capital stock of AudioEye, Inc (hereinafter "AudioEye").  AudioEye has obtained an active S1 registration completing the required registration process on January 29, 2013.  In accordance with the provisions of the Master Agreement, the dividend, which is 5% of AudioEye’s common stock was paid to the shareholders of record as of the close of business on October 26, 2012. AudioEye, inc. issued the shares on February 21, 2013.

On April 5, 2012 the Registrant and AudioEye Acquisition amended their Agreement in order to separate the Spin-off and Share Exchange so as to allow the payment by AudioEye Acquisition of the outstanding Registrant Note and to cause the release of the Notes upon final payment which was made by AudioEye Acquisition allowing it to proceed with closing of the Share Exchange with AudioEye,inc which is now underway.

On February 21, 2013 AudioEye, Inc. distributed 15% or its common stock to Registrant and 5% to shareholders of record of Registrant as of the October 26, 2012 dividend date in accordance with the provisions of the June 22, 2011 Master Agreement, which is 5% of the capital stock of AudioEye, Inc.

1.	The Registrant will retain 15% of the capital stock of AudioEye, Inc. subject to transfer restrictions in accordance with the provisions of the Master Agreement.

2.	The Registrant has distributed on February 21, 2013 to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye, Inc. in accordance with provisions of the Agreement.

ITEM 6 – EXHIBITS

Exhibit No. Document Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Reports on Form 8-K:

The Company filed a Form 8-K on January 21, 2013 - Item 7.01 - Regulation FD Disclosure - Message to Shareholders.
The Company filed a Form 8-K on February 25, 2013 - Item 8.01 - AudioEye Distribution.
The Company filed a Form 8-K on March 20, 2013 - Item 7.01 - Regulation FD Disclosure - Message to Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: May 20, 2013	By: /s/ JEFFREY DEVLIN
Jeffrey Devlin
Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jeffrey Devlin	Jeffrey Devlin	CEO, CFO & Chairman of the Board	May 20, 2013