Form 10-Q/A
period 2013-03-31
CMG HOLDINGS GROUP, INC.
filed 2013-05-22
CIK 1346655

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

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: May 22, 2013	By: /s/ JEFFREY DEVLIN
Jeffrey Devlin
Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jeffrey Devlin	Jeffrey Devlin	CEO, CFO & Chairman of the Board	May 22, 2013