Form 10-Q
period 2013-06-30
CMG HOLDINGS GROUP, INC.
filed 2013-08-23
CIK 1346655

QUARTELY REPORT JUNE 30, 2011
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

Commission file number 000-51770

CMG HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0733770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Hudson Street, Suite 303
New York, NY, USA	10013
(Address of principal executive offices)	(Zip Code)

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

CMG HOLDINGS GROUP, INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2013 AND 2012
CONTENTS

Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited)	4

Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012 and for the six monnths ended June 30, 2013 and 2012 (Unaudited)	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash	$536,332	$238,124
Marketable securities	1,800,350	274,651
Accounts receivable	199,864	252,567
Prepaid assets	2,561	15,000
Total Current Assets	2,539,107	780,342

Other non-current assets	58,153	57,833
TOTAL ASSETS	$2,597,260	$838,175

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$420,274	$546,852
Accounts payable – related party	71,600	19,625
Accrued liabilities	791,322	722,549
Deferred income	13,370	13,370
Derivative liabilities	231,225	145,970
Short term debt, net of unamortized discount of $0 and $47,012, respectively	246,469	150,431
Total Current Liabilities	1,774,260	1,598,797

Notes Payable, net of debt discount of $0 and $7,739, respectively	-	629,261
TOTAL LIABILITIES	1,774,260	2,228,058

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none issued and outstanding	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 50,000 and 50,000 shares issued and outstanding	50	50
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 297,487,917 and 294,687,917 shares issued, 297,450,743 and 294,650,743 outstanding	297,414	294,614
Additional paid in capital	14,493,141	14,469,341
Treasury Stock, 37,174 and 37,174 shares held, respectively.	37	37
Accumulated deficit	(13,967,642)	(16,153,925)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	823,000	(1,389,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,597,260	$838,175

See accompanying notes to unaudited consolidated financial statements.

CMG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

REVENUES	$4,369,640	$6,159,910	$5,392,809	$7,143,059

OPERATING EXPENSES
Cost of revenues	3,261,774	4,465,668	3,803,808	4,933,747
Depreciation and amortization	-	266	-	74,850
General and administrative	716,835	905,387	1,347,173	1,957,866
Total Operating Expenses	3,978,609	5,371,321	5,150,981	6,966,463
OPERATING INCOME	391,031	788,589	241,828	176,596

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	69,771	(695,353)	12,842	(593,163)
Other income (expense)	(5,400)	13,655	(5,400)	13,655
Unrealized gain on marketable securities	1,525,699	-	1,525,699	-
Gain on settlement of debt	610,400	-	610,400	-
Interest expense	(116,472)	(372,910)	(199,086)	(701,480)
Total Other Income (Expense)	2,083,998	(1,054,608)	1,944,455	(1,280,988)

Income (loss) from continuing operations	2,475,029	(266,019)	2,186,283	(1,104,392)
Loss from discontinued operations	-	(167,487)	-	(356,928)

NET INCOME (LOSS)	$2,475,029	$(433,506)	$2,186,283	$(1,461,320)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM DISCONTINED OPERATIONS	$0.00	$(0.00)	$0.00	$(0.00)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.01	$(0.00)	$0.01	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	294,650,743	210,246,724	294,650,743	191,499,288

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	313,396,748	210,246,724	313,396,748	191,499,288

See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$2,186,283	$(1,461,320)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Shares issued for services	-	222,020
Amortization of intangible assets	-	74,584
(Gain) loss on derivatives	(12,842)	593,163
Unrealized gain on marketable securities	(1,525,699)	-
(Gain) on settlement of debt	(610,400)	-
Amortization of debt discount	149,874	596,841
Bad debt	-	6,198
Changes in:
Accounts receivable	52,703	(946,335)
Prepaid expense and other current assets	12,439	(19,726)
Deferred income	(320)	(137,516)
Accrued liabilities	68,773	700,218
Accounts payable	(126,578)	386,197
Accounts payable, related party	51,975	(113,505)
Cash provided (used) by continuing operations	246,208	(99,181)
Cash provided by discontinued operations	-	137,372
Net cash provided by operating activities	246,208	38,191

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in continuing operations	-	-
Cash used in discontinued operations	-	(10,647)
Net cash used in investing activities	-	(10,647)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related parties debt	-	(12,000)
Payments on short term debt	(52,500)	--
Proceeds from issuance of debt	104,500	37,500
Net change in line of credit	-	2,361
Cash provided by continuing operations	52,000	27,861
Cash provided by discontinued operations	-	211,000
Net cash provided by financing activities	52,000	238,861
Net increase in cash	298,208	266,405
Cash, beginning of period	238,124	337,779
Cash, end of period	536,332	$604,184

Supplemental cash flow information:
Interest paid	$25,000	$4,735
Income taxes paid	$-	$-

Non-cash investing and financing activity:
Reclassification of accounts payable to short term debt	$-	$472,943
Reclassification of accrued interest to short term debt	$-	$64,103
Discount on notes payable from derivative liability	$98,097	$517,970
Reclassification of derivative liabilities to additional paid-in capital	$-	$990,472
Common stock issued for settlement of notes payable	$26,600	$628,735

See accompanying notes to unaudited consolidated financial statements.

CMG HOLDINGS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

CMG HOLDINGS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

June 30, 2013	Level 1	Level 2	Level 3	Total
Marketable trading securities	$1,800,350	$-	$-	$1,800,350
Derivative Liabilities	$-	$-	$215,101	$241,101

December 31, 2012	Level 1	Level 2	Level 3	Total
Marketable trading securities	$3,000	$-	$-	$3,000
Derivative Liabilities	$-	$-	$145,970	$145,970

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

Details of the Company's marketable trading securities as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Aggregate fair value	$1,800,350	$3,000
Gross unrealized holding gains	1,525,699	-
Gross unrealized holding losses	-	-
Transfer of cost method investment to marketable securities	274,651

Proceeds from sales	$-	$--
Gross realized gains	-	--
Gross realized losses	-	--
Other than temporary impairment	-	--

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company had outstanding accounts payable to related parties of $71,600 and $19,625, as of June 30, 2013 and December 31, 2012, respectively. These payables represent legal and administrative fees paid on behalf of the Company by its officers.

CMG HOLDINGS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
NOTE 3– NOTES PAYABLE
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

In conjunction with the issuance of the promissory note, $2,500 was recorded as debt discount. The discount is being amortized over the term of the note to interest expense. During April 2013, the Company paid off the $32,500 note and accrued interest and penalties of $10,000.  The discount balance was $0 and $1,809 as of June 30, 2013 and December 31, 2012, respectively.  Amortization of $34,909 was recognized as interest expense as of June 30, 2013.

On May 20, 2013 the company issued a convertible promissory note for $53,000 to Asher. The convertible promissory note bears interest at 8% and is due on February 24, 2014 and any amount not paid by the due date will incur a 22% interest rate. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Paul Sherman Agreement

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible promissory note bearing interest at 2% and due on May 15, 2013. The convertible promissory note is convertible at a price equal to the close price on the day prior to Paul Sherman’s request for conversion, but not to go below $.001. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $8,875 on the date of the note. The discount is being amortized over the term of the note to interest expense. The discount balance was $0 and $3,376 as of June 30, 2013 and December 31, 2012, respectively.  Amortization of $3,376 was recognized as interest expense as of June 30, 2013. The convertible promissory note has an outstanding balance of $9,943 and $9,943 as of June 30, 2013 and December 31, 2012, respectively.

Continental Equities, LLC

On September 7, 2012 the company issued a convertible promissory note for $50,000 to Continental Equities, LLC (“Continental”) for the assignment of an equivalent amount of the Company’s account payable to Continental. The convertible promissory note bears interest at 12% and is due on May 15, 2013, any amount not paid by May 15, 2013 will incur a 22% interest rate.

On September 7, 2012 the company issued a convertible promissory note for $20,000 to Continental Equities, LLC for the assignment of an equivalent amount of the Company’s accrued interest to Continental. The entire convertible promissory note, plus accrued interest and penalties totaling $15,000 were repaid during April 2013.

The remaining convertible promissory note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instruments should be classified as liabilities. The fair value of the embedded conversion option resulted in a discount of $65,597 on the date of the note. The discount balance was fully amortized  as of June 30, 2013.  Amortization of $65,597 was recognized as interest expense as of June 30, 2013. The convertible promissory notes have an outstanding balance of $50,000 and $70,000 as of June 30, 2013 and December 31, 2012, respectively.

As inducement for entering into the convertible promissory notes, the Company issued 600,000 shares, which were recorded as a debt discount of $11,486, which represents the relative fair value of the shares with the note principal. The discount balance was $0 and $7,657 as of June 30, 2013 and December 31, 2012, respectively.  Amortization of $7,657 was recognized as interest expense as of June 30, 2013.

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

CMG HOLDINGS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

NOTE 2– NOTES PAYABLE (Continued)

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $85,000 on May 3, 2011. The discount is being amortized over the term of the note to interest expense. The discount balance was $0 and $34,170 as of June 30, 2013 and December 31, 2012, respectively.  Amortization of $23,63734,170 was recognized as interest expense as of June 30, 2013.  The convertible promissory note has an outstanding balance of $85,000 and $85,000 as of June 30, 2013 and December 31, 2012, respectively.

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

The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion with the change in fair value recorded to earnings.  The addition of the embedded conversion options resulted in a discount to the notes of $27,573 on November 15, 2012. The discounts are being amortized over the terms of the notes to interest expense. During June 2013, the Company issued 2,800,000 shares of common stock to settle the $637,000 note. This resulted in a gain on settlement of debt of 610,400. The discount balances were $0 and $7,739 as of June 30, 2013 and December 31, 2012, respectively.  Amortization of $7,739 was recognized as interest expense as of June 30, 2013.  The convertible promissory notes have an outstanding balance of $0 and $637,000 as of June 30, 2013 and December 31, 2012, respectively.

Infinite Alpha

On April 29, 2013 the company issued a convertible promissory note for $51,500 to Infinite Alpha. The promissory note is unsecured, bears interest at 20%, and is due on demand. Any amounts not paid on demand will incur a 24% interest rate.

NOTE 4- DERIVATIVE LIABILITIES

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

Embedded Derivative Liabilities in Convertible Notes

During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company recognized new derivative liabilities of $98,097 and $734,839, respectively, as a result of new convertible debt issuances.  The Company recognized a $6,770 gain on derivative related to convertible notes for the six months ended June 30, 2013. The fair value of the Company’s embedded derivative liabilities was $225,290 and $133,963 at June 30, 2013 and December 31, 2012, respectively.

Warrants

During the fiscal year 2011, 899,000 A Warrants and 899,000 B warrants were issued to individuals. The Company determined that the instruments embedded in the warrants should be classified as liabilities.  Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of June 30, 2013 and December 31, 2012 was $5,935 and $12,007, respectively.  The Company recognized a $6,072 gain on derivative related to the warrants for the six months ended June 30, 2013.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2012	$145,970
ASC 815-15 additions	98,097
Change in fair value	67,384
ASC 815-15 deletions	(80,226)
Balance at June 30, 2013	$231,225

CMG HOLDINGS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

NOTE 4- DERIVATIVE LIABILITIES (Continued)

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Gain/(Loss) on Derivative Liability
	For the Six Months Ended June 30,
	2013	2012
Change in fair value	67,384	494,587
Convertible debt settled in cash	(80,226)
Excess of fair value of liabilities over note payable	-	98,576
Total (Gain)/Loss on Derivative Liability	(12,842)	593,163

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

NOTE 5 – EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the six months ended			For the three months ended
	June 30, 2013			June 30, 2013
		Weighted			Weighted
		Average			Average
		Shares	Per		Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share
Basic:
Income attributable to common stock	2,186,283	294,650,743	0.01	2,475,029	294,650,743	0.01

Effect of Dilutive Securities:
Convertible Debt	-	18,746,005		-	18,746,005

Diluted:
Income attributable to common stock, including assumed conversions	2,186,283	313,396,748	0.01	2,475,029	313,396,748	0.01

Potentially dilutive securities excluded from the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities was anti dilutive totaled 1,798,000 for the three and six month period ended June 30, 2013.

NOTE 6 - SUBSEQUENT EVENTS

During August 2013, the Company entered into a Termination Agreement and Release (the “Agreement”) with Continental Investments Group (Continental), the holder of a $85,000 convertible note payable of the Company and the holder of 2,500,000 shares of restricted common stock.  The Agreement calls for the termination and cancellation of a Sale and Purchase agreement, whereby the Company agreed to issue 50,000 Series B Convertible Preferred Stock in exchange for 20,000 cartoon animated Cels. The Agreement also calls for the cancellation of the $85,000 convertible note and related interest and the Continental to return the 2,500,000 shares of restricted common stock.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2013

Gross revenues decreased from 6,159,910 for the three months ended June 30, 2012 to $4,369,640 for the three months ended June 30, 2013. The decrease in revenues was mainly due to market and economic conditions in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA)  as well as the sale of Audio Eye on August 17, 2012.

Cost of revenue decreased from $4,465,668 for the three months ended June 30, 2012 to $3,261,774 for the three months ended June 30, 2013. The decrease in cost of goods sold was due to market and economic conditions in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA)  as well as the sale of Audio Eye on August 17, 2012.

Operating expenses decreased from $5,371,321 for the three months ended June 30, 2012 to $3,978,609 for the three months ended June 30, 2013. The decrease in operating expenses is mainly due to fewer expenses incurred associated to spinoff transaction related to AudioEye, Inc. and lower operating expenses related to the talent agency business that was sold to Creative Management Global.

The net loss of $433,506 for the three months ended June 30, 2012 decreased to a net income of $2,475,029 for the three months ended June 30, 2013.  The decrease in operating expenses is mainly due to fewer expenses incurred associated to spinoff transaction related to AudioEye, Inc. and lower operating expenses related to the talent agency business that was sold to Creative Management Global.  In addition, the Company realized a gain on settlement of debt of $610,400 for the three months ended June 30, 2013.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2013

Gross revenues decreased from $7,143,059 for the six months ended June 30, 2012 to $5,392,809 for the six months ended June 30, 2013. The decrease in revenues was mainly due to market and economic conditions in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA)  as well as the sale of Audio Eye on August 17, 2012.

Cost of revenue decreased from $4,933,747 for the six months ended June 30, 2012 to $3,803,808 for thesix months ended June 30, 2013. The decrease in cost of goods sold was due to market and economic conditions in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA)  as well as the sale of Audio Eye on August 17, 2012.

Operating expenses decreased from $6,966,463 for the six months ended June 30, 2012 to $5,150,981 for the six months ended June 30, 2013. The decrease in operating expenses is mainly due to fewer expenses incurred associated to spinoff transaction related to AudioEye, Inc. and lower operating expenses related to the talent agency business that was sold to Creative Management Global.

The net loss of 1,461,320 for the six months ended June 30, 2012 decrease to a net income of $2,186,283 for the six months ended June 30, 2013.  The decrease in operating expenses is mainly due to fewer expenses incurred associated to spinoff transaction related to AudioEye, Inc. and lower operating expenses related to the talent agency business that was sold to Creative Management Global.  In addition, the Company realized a gain on settlement of debt of $610,400 for the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2013, the Company’s cash on hand was $536,332.

Cash provided by operations for the six months ended June 30, 2012 was $38,191, as compared to cash provided by operations of $246,208 for the six months ended June 30, 2013. This change is primarily due to amortization of intangible assets, stock expenses for services, changes regarding derivative liabilities, changes in debt discounts, deferred revenue and accrued expenses related to the increase in operating expenses due to operations from the event marketing, public relations, and consulting business of XA.  In addition, the Company realized a gain on settlement of debt of $610,400 for the six months ended June 30, 2013.

Cash used in investing activities for the six months ended June 30, 2012 was $10,647 as compared cash used in investing activities of $0 for the six months ended June 30, 2013.

Cash provided by financing activities for the six months ended June 30, 2012 was $238,861, as compared to $52,000 provided for the six months ended June 30, 2013. The decrease during the six months ended June 30, 2013, was primarily due to the decrease by $211,000 in cash provided by discontinued operations.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2013, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	18,622,944	6.3%

Common Stock	Jeffrey Devlin	0	0%

All Directors, Executive Officers and 5% shareholders		18,622,944	6.3%

These tables are based upon 294,650,743 shares outstanding as of June 30, 2013 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

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

In conjunction with the issuance of the promissory note, $2,500 was recorded as debt discount. The discount is being amortized over the term of the note to interest expense. During April 2013, the Company paid off the $32,500 note and accrued interest and penalties of $10,000.  The discount balance was $0 and $1,809 as of June 30, 2013 and December 31, 2012, respectively.  Amortization of $34,909 was recognized as interest expense as of June 30, 2013.

On May 20, 2013 the company issued a convertible promissory note for $53,000 to Asher. The convertible promissory note bears interest at 8% and is due on February 24, 2014 and any amount not paid by the due date will incur a 22% interest rate. The note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Paul Sherman Agreement

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible promissory note bearing interest at 2% and due on May 15, 2013. The convertible promissory note is convertible at a price equal to the close price on the day prior to Paul Sherman’s request for conversion, but not to go below $.001. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $8,875 on the date of the note. The discount is being amortized over the term of the note to interest expense. The discount balance was $0 and $3,376 as of June 30, 2013 and December 31, 2012, respectively.  Amortization of $3,376 was recognized as interest expense as of June 30, 2013. The convertible promissory note has an outstanding balance of $9,943 and $9,943 as of June 30, 2013 and December 31, 2012, respectively.

Continental Equities, LLC

On September 7, 2012 the company issued a convertible promissory note for $50,000 to Continental Equities, LLC (“Continental”) for the assignment of an equivalent amount of the Company’s account payable to Continental. The convertible promissory note bears interest at 12% and is due on May 15, 2013, any amount not paid by May 15, 2013 will incur a 22% interest rate.

On September 7, 2012 the company issued a convertible promissory note for $20,000 to Continental Equities, LLC for the assignment of an equivalent amount of the Company’s accrued interest to Continental. The entire convertible promissory note, plus accrued interest and penalties totaling $15,000, were repaid during April 2013.

The remaining convertible promissory note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instruments should be classified as liabilities. The fair value of the embedded conversion option resulted in a discount of $65,597 on the date of the note. The discount balance was fully amortized as of June 30, 2013.  Amortization of $65,597 was recognized as interest expense as of June 30, 2013. The convertible promissory notes have an outstanding balance of $50,000 and $70,000 as of June 30, 2013 and December 31, 2012, respectively.

As inducement for entering into the convertible promissory notes, the Company issued 600,000 shares, which were recorded as a debt discount of $11,486, which represents the relative fair value of the shares with the note principal. The discount balance was $0 and $7,657 as of June 30, 2013 and December 31, 2012, respectively.  Amortization of $7,657 was recognized as interest expense as of June 30, 2013.

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

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion with the change in fair value recorded to earnings. The addition of the embedded conversion option resulted in a full discount to the note of $85,000 on May 3, 2011. The discount is being amortized over the term of the note to interest expense. The discount balance was $0 and $34,170 as of June 30, 2013 and December 31, 2012, respectively.  Amortization of $34,170 was recognized as interest expense as of June 30, 2013.  The convertible promissory note has an outstanding balance of $85,000 and $85,000 as of June 30, 2013 and December 31, 2012, respectively.

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

The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion with the change in fair value recorded to earnings.  The addition of the embedded conversion options resulted in a discount to the notes of $27,573 on November 15, 2012. The discounts are being amortized over the terms of the notes to interest expense. During June 2013, the Company issued 2,800,000 shares of common stock to settle the $637,000 note. This resulted in a gain on settlement of debt of 610,400. The discount balances were $0 and $7,739 as of June 30, 2013 and December 31, 2012, respectively.  Amortization of $7,739 was recognized as interest expense as of June 30, 2013.  The convertible promissory notes have an outstanding balance of $0 and $637,000 as of June 30, 2013 and December 31, 2012, respectively.

Infinite Alpha

On April 29, 2013 the company issued a convertible promissory note for $51,500 to Infinite Alpha. The promissory note is unsecured, bears interest at 20%, and is due on demand. Any amounts not paid on demand will incur a 24% interest rate.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the month ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On April 21, 2011, the Company was served with a lawsuit that was filed in Clark County, Nevada against the Company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the Company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. The complaint also alleges any such amendment would require shareholder approval and filing of a proxy statement. On April 20, 2012, the Company settled with A to Z Holdings, LLC and seven other individuals or entities for $10,000. The Company has accrued this settlement liability as of June 30, 2013.

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. The case was settled in 2012 for $30,000. The Company has accrued for this liability as of June 30, 2013.

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

Reports on Form 8-K:

The Company filed a Form 8-K on April 30 2013 - Item 7.01 - Regulation FD Disclosure - Message to Shareholders.
.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: August 22, 2013	By: /s/ JEFFREY DEVLIN
Jeffrey Devlin
Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jeffrey Devlin	Jeffrey Devlin	CEO, CFO & Chairman of the Board	August 22, 2013