Form 10-Q/A
period 2013-06-30
CMG HOLDINGS GROUP, INC.
filed 2013-08-28
CIK 1346655

QUARTELY REPORT JUNE 30, 2011
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

Explanatory Note

CMG Holdings Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 23, 2013 (the “Original Filing Date”), to remove the word "convertible" from the terms of the Infinity Alpha promissory note.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

Infinite Alpha

On April 29, 2013 the company issued a promissory note for $51,500 to Infinite Alpha. The promissory note is unsecured, bears interest at 20%, and is due on demand. Any amounts not paid on demand will incur a 24% interest rate.

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

Infinite Alpha

On April 29, 2013 the company issued a promissory note for $51,500 to Infinite Alpha. The promissory note is unsecured, bears interest at 20%, and is due on demand. Any amounts not paid on demand will incur a 24% interest rate.

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

ITEM 6 – EXHIBITS

Exhibit No. Document Description

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.  Filed with the original Form 10-Q on August 23, 2013 .

32.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.   Filed with the original Form 10-Q on August 23, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: August 28 , 2013	By: /s/ JEFFREY DEVLIN
Jeffrey Devlin
Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jeffrey Devlin	Jeffrey Devlin	CEO, CFO & Chairman of the Board	August 28 , 2013