Form 10-Q/A
period 2013-06-30
CMG HOLDINGS GROUP, INC.
filed 2013-09-03
CIK 1346655

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

Explanatory Note

CMG Holdings Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2013 (the “Form 10-Q/A”), filed with the Securities and Exchange Commission on August 28, 2013 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL INSTANCE DOCUMENTS
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

No other changes have been made to the Form 10-Q/A. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q/A.

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

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: September 3 , 2013	By: /s/ JEFFREY DEVLIN
Jeffrey Devlin
Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jeffrey Devlin	Jeffrey Devlin	CEO, CFO & Chairman of the Board	September 3 , 2013