Form 10-Q
period 2013-09-30
CMG HOLDINGS GROUP, INC.
filed 2013-11-22
CIK 1346655

QUARTELY REPORT JUNE 30, 2011
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

As of November 21, 2013, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $6,687,962 at $0.019 price per share, based on the closing price on the OTC Pink Sheets. As of November 21, 2013, there were 351,997,991 shares of common stock of the registrant issued and 351,997,991 outstanding.

CMG HOLDINGS GROUP, INC.
FORM 10-Q

PART I

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2013 AND 2012
CONTENTS

Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited)	4

Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 and for the nine monnths ended September 30, 2013 and 2012 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$278,185	$238,124
Marketable securities	1,754,550	274,651
Accounts receivable	399,449	252,567
Prepaid assets	6,575	15,000
Total Current Assets	2,438,759	780,342

Other non-current assets	59,116	57,833
TOTAL ASSETS	$2,497,875	$838,175

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$745,209	$546,852
Accounts payable – related party	71,900	19,625
Accrued liabilities	717,623	722,549
Deferred income	13,370	13,370
Derivative liabilities	78,129	145,970
Short term debt, net of unamortized discount of $0 and $47,012, respectively	164,443	150,431
Total Current Liabilities	1,790,674	1,598,797

Notes Payable, net of debt discount of $0 and $7,739, respectively	-	629,261
TOTAL LIABILITIES	1,790,674	2,228,058

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none issued and outstanding	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none shares issued and outstanding	50	50
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 294,987,917 and 294,950,743 shares issued, 294,987,917 and 294,650,743 outstanding	294,914	294,614
Additional paid in capital	14,495,641	14,469,341
Treasury Stock, 37,174 and 37,174 shares held, respectively.	37	37
Accumulated deficit	(14,083,441)	(16,153,925)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	707,201	(1,389,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,497,875	$838,175

See accompanying notes to unaudited consolidated financial statements.

CMG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012

REVENUES	$1,048,407	$374,104	$6,441,216	$7,517,163

OPERATING EXPENSES
Cost of revenues	722,819	422,233	4,526,627	5,355,980
Depreciation and amortization	-	-	-	74,850
General and administrative	725,858	794,688	2,073,031	2,752,554
Total Operating Expenses	1,448,677	1,216,921	6,599,658	8,183,384
OPERATING LOSS	(400,270)	(842,817)	(158,442)	(666,221)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	153,096	(4,990)	165,938	(598,153)
Gain on extinguishment of debt	183,332	75,618	793,732	75,618
Unrealized gain (loss) on marketable securities	(45,800)	-	1,479,899	-
Other income (expense)	(65)	(19,083)	(5,465)	(19,083)
Interest expense	(6,092)	(103,167)	(205,178)	(790,992)
Total Other Income (Expense)	284,471	(551,622)	2,228,926	(1,332,610)

Income (loss) from continuing operations	(115,799)	(894,439)	2,070,484	(1,998,831)
Loss from discontinued operations	-	(146,698)	-	(503,626)
Income on sale of discontinued operations	-	4,115,771	-	4,115,771

NET INCOME (LOSS)	$(115,799)	$3,074,634	$2,070,484	$1,613,314

BASIC INCOME (LOSS) PER COMMON SHARE FROM DISCONTINED OPERATIONS	$-	$0.01	$-	$0.02

DILUTED INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$0.01	$(0.01)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.00)	$0.00	$0.01	$0.01

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	295,829,864	272,515,699	295,054,040	218,628,520

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	295,829,864	293,562,646	306,462,999	239,675,467

See accompanying notes to unaudited consolidated financial statements

CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$2,070,484	$1,613,314
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Unrealized gain on marketable securities	(1,479,899)	-
Shares issued for services	-	194,100
Loss on debt servicing	-	19,879
Gain on sale of subsidiary	-	(4,115,771)
Amortization of intangibles	-	74,580
(Gain) loss on derivatives	(165,938)	598,153
Amortization of debt discount	152,848	659,280
Gain on extinguishment of debt	(793,732)	(75,618)
Changes in:
Accounts receivable	(146,882)	(88,725)
Prepaid expense and other current assets	7,142	(4,727)
Deferred income	-	(30,036)
Accrued liabilities	93,406	943,444
Accounts payable	270,257	(63,292)
Accounts payable, related party	(19,625)	(113,505)
Cash provided used in continuing operations	(11,939)	(388,924)
Cash provided by discontinued operations	-	73,265
Net cash used in operating activities	(11,939)	(315,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in continuing operations	-	-
Cash used in discontinued operations	-	(4,841)
Net cash used in investing activities	-	(4,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	8,804
Payments on related parties debt	-	(16,000)
Payments on short term debt	(52,500)	-
Proceeds from issuance of debt	104,500	37,500
Net change in line of credit	-	2,361
Cash provided by continuing operations	52,000	32,665
Cash provided by discontinued operations	-	415,640
Net cash provided by financing activities	52,000	448,305
Net increase in cash	40,061	128,165
Cash, beginning of period	238,124	337,779
Cash, end of period	278,185	$465,944
Supplemental cash flow information:
Interest paid	$25,000	$4,675
Income taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements.

CMG HOLDINGS GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2013	2012
Non-cash investing and financing activity:
Reclassification of accounts payable to short term debt	$-	$522,943
Reclassification of accrued liabilities to short term debt	$-	$545,000
Discount on notes payable from derivative liability	$98,097	$596,019
Discount on shares issued with notes payable	$-	$11,486
Reclassification of derivative liabilities to additional paid-in capital	$-	$991,596
Common stock issued for settlement of notes payable	$26,600	$628,735
Cancellation of common stock and preferred stock	2,550

See accompanying notes to unaudited consolidated financial statements.

CMG HOLDINGS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION (continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2013 and December 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2013	Level 1	Level 2	Level 3	Total
Marketable trading securities	$1,754,550	$-	$-	$1,754,550
Derivative Liabilities	$-	$-	$78,129	$78,129

December 31, 2012	Level 1	Level 2	Level 3	Total
Marketable trading securities	$3,000	$-	$-	$3,000
Derivative Liabilities	$-	$-	$145,970	$145,970

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

Details of the Company's marketable trading securities as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Aggregate fair value	$1,754,550	$3,000
Gross unrealized holding gains	1,479,899	-
Gross unrealized holding losses	-	-
Transfer of cost method investment to marketable securities	274,651

Proceeds from sales	$-	$--
Gross realized gains	-	--
Gross realized losses	-	--
Other than temporary impairment	-	--

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, we reported the results of our subsidiary, AudioEye Inc., as a discontinued operation. The application of ASC 205-20 is discussed in Note 2 below.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company had outstanding accounts payable to related parties of $71,900 and $19,625 as of September 30, 2013 and December 31, 2012, respectively. These payables represent legal and administrative fees paid on behalf of the Company by its officers.

CMG HOLDINGS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

In conjunction with the issuance of the promissory note, $2,500 was recorded as debt discount. The discount is being amortized over the term of the note to interest expense. During April 2013, the Company paid off the $32,500 note and accrued interest and penalties of $10,000.  The discount balance was $0 and $1,809 as of September 30, 2013 and December 31, 2012, respectively.  Amortization of $34,309 was recognized as interest expense as of September 30, 2013.

On May 20, 2013 the company issued a convertible promissory note for $53,000 to Asher. The convertible promissory note bears interest at 8% and is due on February 24, 2014 and any amount not paid by the due date will incur a 22% interest rate. The note is convertible at 58% of the average of the lowest trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Paul Sherman Agreement

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible promissory note bearing interest at 2% and due on May 15, 2013. The convertible promissory note is convertible at a price equal to the close price on the day prior to Paul Sherman’s request for conversion, but not to go below $.001. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $8,875 on the date of the note. The discount is being amortized over the term of the note to interest expense. The discount balance was $0 and $3,376 as of September 30, 2013 and December 31, 2012, respectively.  Amortization of $3,376 was recognized as interest expense as of September 30, 2013. The convertible promissory note has an outstanding balance of $9,943 and $9,943 as of September 30, 2013 and December 31, 2012, respectively.

Continental Equities, LLC

On September 7, 2012 the company issued a convertible promissory note for $50,000 to Continental Equities, LLC (“Continental”) for the assignment of an equivalent amount of the Company’s account payable to Continental. The convertible promissory note bears interest at 12% and was due on May 15, 2013, any amount not paid by May 15, 2013 is incurring a 22% interest rate.

On September 7, 2012 the company issued a convertible promissory note for $20,000 to Continental Equities, LLC for the assignment of an equivalent amount of the Company’s accrued interest to Continental. The convertible promissory note bore interest at 12% and during May 2013, a related party entity paid the $20,000 convertible promissory note plus accrued interest in full.

The convertible promissory notes are/were convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instruments should be classified as liabilities. The fair value of the embedded conversion option resulted in a discount of $65,597 on the date of the note. The discount balance was $0 as of September 30, 2013.  Amortization of $65,597 was recognized as interest expense as of September 30, 2013. The Company paid off $20,000 of the note during the nine months ended September 30, 2013. The convertible promissory notes have an outstanding balance of $50,000 and $70,000 as of September 30, 2013 and December 31, 2012, respectively.
As inducement for entering into the convertible promissory notes, the Company issued 600,000 shares, which were recorded as a debt discount of $11,486, which represents the relative fair value of the shares with the note principal. The discount balance was $0 and $7,657 as of September 30, 2013 and December 31, 2012, respectively.  Amortization of $7,657 was recognized as interest expense as of September 30, 2013.

CMG HOLDINGS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 2– NOTES PAYABLE (Continued)

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

During August 2013, the Company entered into a Termination Agreement and Release (the “Agreement”) with Continental Investments Group (Continental), the holder of a $85,000 convertible note payable of the Company and the holder of 2,500,000 shares of restricted common stock.  The Agreement calls for the termination and cancellation of a Sale and Purchase agreement, whereby the Company agreed to issue 50,000 Series B Convertible Preferred Stock in exchange for 20,000 cartoon animated Cels. The Agreement also calls for the cancellation of the $85,000 convertible note and related interest and the Continental to return the 2,500,000 shares of restricted common stock and 50,000 Series B Convertible Preferred Stock, valued at par of $2,550. This resulted in a gain on settlement of debt of $85,000.

The discount was being amortized over the term of the note to interest expense. The discount balance was $0 and $34,170 as of September 30, 2013 and December 31, 2012, respectively.  Amortization of $34,170 was recognized as interest expense as of September 30, 2013.  The convertible promissory note has an outstanding balance of $0 and $85,000 as of September 30, 2013 and December 31, 2012, respectively.
Alan Morell

On September 26, 2012, the Company issued two convertible promissory notes for $112,000 and $525,000 to Alan Morell for outstanding amounts owed for the Company’s line of credit and accrued salary, respectively. The notes bore interest at 2% and were due on April 4, 2013 and April 26, 2014, respectively. The notes became convertible at $0.04 and $0.06, respectively, as of November 15, 2012. During June 2013, the Company issued 2,800,000 shares of common stock to settle the $637,000 note, resulting in a gain on settlement of debt of $610,400.

The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion with the change in fair value recorded to earnings.  The addition of the embedded conversion options resulted in a discount to the notes of $27,573 on November 15, 2012. The discounts were being amortized over the terms of the notes to interest expense. The discount balances were $0 and $7,739 as of September 30, 2013 and December 31, 2012, respectively.  Amortization of $7,739 was recognized as interest expense during the nine months ended September 30, 2013.  The convertible promissory notes have an outstanding balance of $0 and $637,000 as of September 30, 2013 and December 31, 2012, respectively.

Infinite Alpha

On April 29, 2013 the company issued a convertible promissory note for $51,500 to Infinite Alpha with conversion terms yet to be determined. The promissory note is unsecured, bears interest at 20%, and is due on demand. Any amounts not paid on demand will incur a 24% interest rate.

During the nine months ended September 30, 2013, the Company wrote off $98,332 of accrued interest to gain on settlement of debt. The total gain on settlement of debt recorded was $793,732 and total amortization of debt discount was $152,848 as of September 30, 2013. The Company made total payments on notes payable of $52,500 on notes payable, and $104,500 on borrowings.
NOTE 4 - DERIVATIVE LIABILITIES

The Company has various convertible instruments outstanding more fully described in Note 3.  Because the number of shares to be issued upon settlement cannot be determined under these instruments, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be classified as liabilities.

CMG HOLDINGS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 4- DERIVATIVE LIABILITIES (Continued)

Embedded Derivative Liabilities in Convertible Notes

During the nine months ended September 30, 2013, the Company recognized new derivative liabilities of $98,097 as a result of new convertible debt issuances.  The Company recognized a $165,938 gain, and $598,153 loss, on derivatives due to change in fair value of the liability for the nine months ended September 30, 2013 and 2012, respectively.  The fair value of the Company’s embedded derivative liabilities was $78,129 and $145,970 at September 30, 2013 and December 31, 2012, respectively.

Warrants

During the fiscal year 2011, 899,000 A Warrants and 899,000 B warrants were issued to individuals. The Company determined that the instruments embedded in the warrants should be classified as liabilities.  Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of September 30, 2013 and December 31, 2012 was $1,750 and $12,007, respectively.  The Company recognized $10,257 and $4,532 as gain on derivative related to the warrants for the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2012	$145,970
ASC 815-15 additions	98,097
Change in fair value	(85,712)
ASC 815-15 deletions	(80,226)
Balance at September 30, 2013	$78,129

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Gain/(Loss) on Derivative Liability
	For the Nine Months Ended September 30,
	2013	2012
Change in fair value	(85,712)	459,333
Convertible debt settled in cash	(80,226)
Excess of fair value of liabilities over note payable	-	138,820
Total (Gain)/Loss on Derivative Liability	(165,938)	593,153

The Company values its warrant derivatives and all other share settable instrument using the Black-Scholes option pricing model. Assumption used include (1) 0.01% to 1.96% risk-free interest rate, (2) life is the remaining contractual life of the instrument (3) expected volatility 70% to 426%, (4) zero expected dividends, (5) exercise price as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

CMG HOLDINGS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 5 - LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On April 21, 2011, the Company was served with a lawsuit that was filed in Clark County, Nevada against the Company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the Company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. The complaint also alleges any such amendment would require shareholder approval and filing of a proxy statement. On April 20, 2012, the Company settled with A to Z Holdings, LLC and seven other individuals or entities for $10,000. The Company has accrued this settlement liability as of September 30, 2013.

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. The case was settled in 2012 for $30,000. The Company has accrued for this liability as of September 30, 2013.

NOTE 6 – EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the nine months ended
	September 30, 2013
		Weighted
		Average
		Shares	Per
	Income	Outstanding	Share
Basic:
Income attributable to common stock	2,070,484	294,054,040	0.01

Effect of Dilutive Securities:
Convertible Debt	-	11,408,959

Diluted:
Income attributable to common stock, including assumed conversions	2,070,484	306,462,999	0.01

Potentially dilutive securities excluded from the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities was anti dilutive totaled 1,798,000 for the nine month period ended September 30, 2013.

NOTE 7 - SUBSEQUENT EVENTS

In November 2013, CMG repaid $29,000 of notes payable.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013

Gross revenues increased from 374,104 for the three months ended September 30, 2012 to $1,048,407 for the three months ended September 30, 2013. The decrease in revenues was mainly due to market and economic conditions in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA)  as well as the sale of Audio Eye on August 17, 2012.

Cost of revenue increased from $422,233 for the three months ended September 30, 2012 to $722,819 for the three months ended September 30, 2013. The decrease in cost of goods sold was due to market and economic conditions in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA)  as well as the sale of Audio Eye on August 17, 2012.

Operating expenses increased from $1,216,921 for the three months ended September 30, 2012 to $1,448,6779 for the three months ended September 30, 2013. The decrease in operating expenses is mainly due to fewer expenses incurred associated to spinoff transaction related to AudioEye, Inc. and lower operating expenses related to the talent agency business that was sold to Creative Management Global.

The net incomes of $3,074,634 for the three months ended September 30, 2012 decreased to a net loss of $115,799 for the three months ended September 30, 2013.  The decrease in operating expenses is mainly due to fewer expenses incurred associated to spinoff transaction related to AudioEye, Inc. and lower operating expenses related to the talent agency business that was sold to Creative Management Global.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2013

Gross revenues decreased from $7,517,163 for the nine months ended September 30, 2012 to $6,441,216 for the nine months ended September 30, 2013. The decrease in revenues was mainly due to market and economic conditions in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA)  as well as the sale of Audio Eye on August 17, 2012.

Cost of revenue decreased from $5,355,980 for the nine months ended September 30, 2012 to $4,526,627 for the nine months ended September 30, 2013. The decrease in cost of goods sold was due to market and economic conditions in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA)  as well as the sale of Audio Eye on August 17, 2012.

Operating expenses decreased from $8,183,384 for the nine months ended September 30, 2012 to $6,599,658 for the nine months ended September 30, 2013. The decrease in operating expenses is mainly due to fewer expenses incurred associated to spinoff transaction related to AudioEye, Inc. and lower operating expenses related to the talent agency business that was sold to Creative Management Global.

The net income of 1,613,314 for the nine months ended September 30, 2012 increased to a net income of $2,070,4843 for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2013, the Company’s cash on hand was $278,185.

Cash used by operations for the nine months ended September 30, 2013 was $11,939, as compared to cash ued by operations of $315,299 for the nine months ended September 30, 2012. This change is primarily due to unrealized gain on marketable securities of 1,479,899 for the nine months ended September 30, 2013 as compares to $0 for the nine months ended September 30, 2012,  gain on sale of subsidiary of $0 for the nine months ended September 30, 2013 as compares to $4,115,771 for the nine months ended September 30, 2012, and gain on extinguishment of debt of $793,732  for the nine months ended September 30, 2013 as compares to $75,618 for the nine months ended September 30, 2012.

Cash used in investing activities for the nine months ended September 30, 2013 was $0 as compared cash used in investing activities of $4,841 for the nine months ended September 30, 2012.

Cash provided by financing activities for the nine months ended September 30, 2013 was $52,000, as compared to $448,305 provided for the nine months ended September 30, 2012. The decrease during the nine months ended June 30, 2013, was primarily due to the decrease by $415,640 in cash provided by discontinued operations.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2013, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP:

Title of Class	Name	Shares	Percent

Common Stock	Alan Morell	18,622,944	6.3%

Common Stock	Jeffrey Devlin	0	0%

All Directors, Executive Officers and 5% shareholders		18,622,944	6.3%

These tables are based upon 294,987,917 shares outstanding as of September 30, 2013 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

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

In conjunction with the issuance of the promissory note, $2,500 was recorded as debt discount. The discount is being amortized over the term of the note to interest expense. During April 2013, the Company paid off the $32,500 note and accrued interest and penalties of $10,000.  The discount balance was $0 and $1,809 as of September 30, 2013 and December 31, 2012, respectively.  Amortization of $34,309 was recognized as interest expense as of September 30, 2013.

On May 20, 2013 the company issued a convertible promissory note for $53,000 to Asher. The convertible promissory note bears interest at 8% and is due on February 24, 2014 and any amount not paid by the due date will incur a 22% interest rate. The note is convertible at 58% of the average of the lowest trading price for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Paul Sherman Agreement

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible promissory note bearing interest at 2% and due on May 15, 2013. The convertible promissory note is convertible at a price equal to the close price on the day prior to Paul Sherman’s request for conversion, but not to go below $.001. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $8,875 on the date of the note. The discount is being amortized over the term of the note to interest expense. The discount balance was $0 and $3,376 as of September 30, 2013 and December 31, 2012, respectively.  Amortization of $3,376 was recognized as interest expense as of September 30, 2013. The convertible promissory note has an outstanding balance of $9,943 and $9,943 as of September 30, 2013 and December 31, 2012, respectively.

Continental Equities, LLC

On September 7, 2012 the company issued a convertible promissory note for $50,000 to Continental Equities, LLC (“Continental”) for the assignment of an equivalent amount of the Company’s account payable to Continental. The convertible promissory note bears interest at 12% and was due on May 15, 2013, any amount not paid by May 15, 2013 is incurring a 22% interest rate.

On September 7, 2012 the company issued a convertible promissory note for $20,000 to Continental Equities, LLC for the assignment of an equivalent amount of the Company’s accrued interest to Continental. The convertible promissory note bore interest at 12% and during May 2013, a related party entity paid the $20,000 convertible promissory note plus accrued interest in full.

The convertible promissory notes are/were convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date. The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instruments should be classified as liabilities. The fair value of the embedded conversion option resulted in a discount of $65,597 on the date of the note. The discount balance was $0 as of September 30, 2013.  Amortization of $65,597 was recognized as interest expense as of September 30, 2013. The Company paid off $20,000 of the note during the nine months ended September 30, 2013. The convertible promissory notes have an outstanding balance of $50,000 and $70,000 as of September 30, 2013 and December 31, 2012, respectively.

As inducement for entering into the convertible promissory notes, the Company issued 600,000 shares, which were recorded as a debt discount of $11,486, which represents the relative fair value of the shares with the note principal. The discount balance was $0 and $7,657 as of September 30, 2013 and December 31, 2012, respectively.  Amortization of $7,657 was recognized as interest expense as of September 30, 2013.

On November 18, 2013 the company paid $55,000 to Continental Equities leaving a balance of $29,000 owed including interest and penalties.
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

During August 2013, the Company entered into a Termination Agreement and Release (the “Agreement”) with Continental Investments Group (Continental), the holder of a $85,000 convertible note payable of the Company and the holder of 2,500,000 shares of restricted common stock.  The Agreement calls for the termination and cancellation of a Sale and Purchase agreement, whereby the Company agreed to issue 50,000 Series B Convertible Preferred Stock in exchange for 20,000 cartoon animated Cels. The Agreement also calls for the cancellation of the $85,000 convertible note and related interest and the Continental to return the 2,500,000 shares of restricted common stock and 50,000 Series B Convertible Preferred Stock, valued at par of $2,550. This resulted in a gain on settlement of debt of $85,000.

The discount was being amortized over the term of the note to interest expense. The discount balance was $0 and $34,170 as of September 30, 2013 and December 31, 2012, respectively.  Amortization of $34,170 was recognized as interest expense as of September 30, 2013.  The convertible promissory note has an outstanding balance of $0 and $85,000 as of September 30, 2013 and December 31, 2012, respectively.

Alan Morell

On September 26, 2012, the Company issued two convertible promissory notes for $112,000 and $525,000 to Alan Morell for outstanding amounts owed for the Company’s line of credit and accrued salary, respectively. The notes bore interest at 2% and were due on April 4, 2013 and April 26, 2014, respectively. The notes became convertible at $0.04 and $0.06, respectively, as of November 15, 2012. During June 2013, the Company issued 2,800,000 shares of common stock to settle the $637,000 note, resulting in a gain on settlement of debt of $610,400.

The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion with the change in fair value recorded to earnings.  The addition of the embedded conversion options resulted in a discount to the notes of $27,573 on November 15, 2012. The discounts were being amortized over the terms of the notes to interest expense. The discount balances were $0 and $7,739 as of September 30, 2013 and December 31, 2012, respectively.  Amortization of $7,739 was recognized as interest expense during the nine months ended September 30, 2013.  The convertible promissory notes have an outstanding balance of $0 and $637,000 as of September 30, 2013 and December 31, 2012, respectively.

Infinite Alpha

On April 29, 2013 the company issued a convertible promissory note for $51,500 to Infinite Alpha. The promissory note is unsecured, bears interest at 20%, and is due on demand. Any amounts not paid on demand will incur a 24% interest rate.

During the nine months ended September 30, 2013, the Company wrote off $98,332 of accrued interest to gain on settlement of debt. The total gain on settlement of debt recorded was $793,732 and total amortization of debt discount was $152,848 as of September 30, 2013. The Company made total payments on notes payable of $52,500 on notes payable, and $104,500 on borrowings.

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

Reports on Form 8-K:

The Company filed a Form 8-K on August 2 2013 - Item 7.01 - Regulation FD Disclosure - Message to Shareholders.
.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: November 21, 2013	By: /s/ JEFFREY DEVLIN
Jeffrey Devlin
Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jeffrey Devlin	Jeffrey Devlin	CEO, CFO & Chairman of the Board	November 21, 2013