Form 10-Q/A
period 2013-09-30
CMG HOLDINGS GROUP, INC.
filed 2013-12-05
CIK 1346655

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

Explanatory Note

CMG Holdings Group, Inc. (the “Company”) is filing this Amendment on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 22, 2013 (the “Original Filing Date”), to reflect corrections that were discovered after the filing was made.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

CMG HOLDINGS GROUP, INC.
FORM 10-Q

PART I

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2013 AND 2012
CONTENTS

Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited)	4

Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 and for the nine monnths ended September 30, 2013 and 2012 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

CMG HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$278,185	$238,124
Marketable securities	1,754,550	274,651
Accounts receivable	399,449	252,567
Prepaid assets	6,575	15,000
Total Current Assets	2,438,759	780,342

Other non-current assets	59,116	57,833
TOTAL ASSETS	$2,497,875	$838,175

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$745,209	$546,852
Accounts payable – related party	71,900	19,625
Accrued liabilities	717,623	722,549
Deferred income	13,370	13,370
Derivative liabilities	78,129	145,970
Short term debt, net of unamortized discount of $0 and $47,012, respectively	164,443	150,431
Total Current Liabilities	1,790,674	1,598,797

Notes Payable, net of debt discount of $0 and $7,739, respectively	-	629,261
TOTAL LIABILITIES	1,790,674	2,228,058

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none issued and outstanding	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; none shares issued and outstanding	-	50
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 294,987,917 and 294,687,917 shares issued, 294,950,743 and 294,650,743 outstanding	294,914	294,614
Additional paid in capital	14,495,641	14,469,341
Treasury Stock, 37,174 and 37,174 shares held, respectively.	37	37
Accumulated deficit	(14,083,441)	(16,153,925)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	707,201	(1,389,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,497,875	$838,175

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

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2012	$145,970
ASC 815-15 additions	98,097
Change in fair value	(85,712)
ASC 815-15 deletions	(80,226)
Balance at September 30, 2013	$78,129

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Gain/(Loss) on Derivative Liability
	For the Nine Months Ended September 30,
	2013	2012
Change in fair value	(85,712)	459,333
Convertible debt settled in cash	(80,226)
Excess of fair value of liabilities over note payable	-	138,820
Total (Gain)/Loss on Derivative Liability	(165,938)	598,153

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

NOTE 6 – EARNINGS PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the nine months ended
	September 30, 2013
		Weighted
		Average
		Shares	Per
	Income	Outstanding	Share
Basic:
Income attributable to common stock	2,070,484	295,054,040	0.01

Effect of Dilutive Securities:
Convertible Debt	-	11,408,959

Diluted:
Income attributable to common stock, including assumed conversions	2,070,484	306,462,999	0.01

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

NOTE 7 - SUBSEQUENT EVENTS

In November 2013, CMG repaid $29,000 of notes payable.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Form 10-Q/A (this “ Amended Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which includes, but are not limited to, statements concerning expectations as to our revenues, expenses, and net income, our growth strategies and plans, the timely development and market acceptance of our products and technologies, the competitive nature of and anticipated growth in our markets, our ability to achieve cost reductions, the status of evolving technologies and their growth potential, the adoption of future industry standards, expectations as to our financing and liquidity requirements and arrangements, the need for additional capital, and other matters that are not historical facts. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “believe,”, “expects”, “intends”, “plans”, “believes, “seeks”, “assume,” “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to revise or update publicly any forward-looking statements even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Unless the context indicates otherwise, the terms “Company”, “Corporate”, “CMGO”, “our”, and “we” refer to CMG Holdings Group, Inc. and its subsidiaries.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013

Gross revenues increased from 374,104 for the three months ended September 30, 2012 to $1,048,407 for the three months ended September 30, 2013. The increase in revenues was mainly due to market and economic conditions in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA)  as well as the sale of Audio Eye on August 17, 2012.

Cost of revenue increased from $422,233 for the three months ended September 30, 2012 to $722,819 for the three months ended September 30, 2013. The increase  in cost of goods sold was due to market and economic conditions in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA)  as well as the sale of Audio Eye on August 17, 2012.

Operating expenses increased from $1,216,921 for the three months ended September 30, 2012 to $ 1,448,677 for the three months ended September 30, 2013. The increase in operating expenses is mainly due to the increase in cost of revenues from $422,233 for the three months ended September 30, 2012 to $722,819 for the three months ended September 30, 2013.

The net incomes decreased from $3,074,634 for the three months ended September 30, 2012 to a net loss of $115,799 for the three months ended September 30, 2013.   The decrease in net income is mainly due to a decrease in income on sale of discontinued operations from $4,115,771 for the three months ended September 30, 2012 to $0 for the three months ended September 30, 2013 associated to the spinoff transaction related to AudioEye, Inc.

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

The net income of 1,613,314 for the nine months ended September 30, 2012 increased to a net income of $ 2,070,484 for the nine months ended September 30, 2013.   The increase in net income is mainly due to an increase in unrealized gain on marketable securities from $0 for the nine months ended September 30, 2012 to $1,479,899 for the nine months ended September 30, 2013, a decrease in interest expense from $790,992 for the nine months ended September 30, 2012 to $205,178 for the nine months ended September 30, 2013, and  a decrease in income on sale of discontinued operations from $4,115,771 for the nine months ended September 30, 2012 to $0 for the nine months ended September 30, 2013 associated to the spinoff transaction related to AudioEye, Inc.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2013, the Company’s cash on hand was $278,185.

Cash used by operations for the nine months ended September 30, 2013 was $11,939, as compared to cash used  by operations of $315,299 for the nine months ended September 30, 2012. This change is primarily due to unrealized gain on marketable securities of $ 1,479,899 for the nine months ended September 30, 2013 as compares to $0 for the nine months ended September 30, 2012,  gain on sale of subsidiary of $0 for the nine months ended September 30, 2013 as compares to $4,115,771 for the nine months ended September 30, 2012, and gain on extinguishment of debt of $793,732  for the nine months ended September 30, 2013 as compares to $75,618 for the nine months ended September 30, 2012.

Cash used in investing activities for the nine months ended September 30, 2013 was $0 as compared cash used in investing activities of $4,841 for the nine months ended September 30, 2012.

Cash provided by financing activities for the nine months ended September 30, 2013 was $52,000, as compared to $448,305 provided for the nine months ended September 30, 2012. The decrease during the nine months ended September 30, 2013, was primarily due to the decrease by $415,640 in cash provided by discontinued operations.

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

CMG HOLDINGS GROUP, INC.
(Registrant)

Date: December 4 , 2013	By: /s/ JEFFREY DEVLIN
Jeffrey Devlin
Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jeffrey Devlin	Jeffrey Devlin	CEO, CFO & Chairman of the Board	December 4 , 2013