Form 10-K
period 2013-12-31
CMG HOLDINGS GROUP, INC.
filed 2014-04-15
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

CMG HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0733770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 North Michigan Avenue
Chicago, IL	60611
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code(646) 688-6381

(Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No   ☒ *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No   ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or small reporting company. See the definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No   ☒

As of June 28, 2013, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant as of the end of the second quarter of the last fiscal year was approximately: $3,756,498 at $0.01 price per share, based on the closing price on the OTCQB. As of April 15, 2014, there were 290,716,364 shares of common stock of the registrant issued and outstanding.

Documents Incorporated by Reference: None

* The Company did not furnish the Company’s consolidated financial statements and related notes from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T.

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

ITEM 1: DESCRIPTION OF BUSINESS

Our History

CMG Holdings Group, Inc. (the “Company” or “CMG”) was incorporated in the State of Nevada on July 30, 2004 under the name of “Pebble Beach Enterprises, Inc.” From the date of incorporation until August 2004, it was a wholly-owned subsidiary of Fresh Veg Broker.com, Inc. (“Fresh Veg”), a Nevada corporation. In August 2004, the Company was spun off from Fresh Veg. Until May 27, 2008, the Company was a real estate investment company with three areas of operation: a) real estate acquisition and re-sale; b) real estate development and re-sale; and c) real estate consulting and joint ventures. On February 20, 2008, a majority of the shares of the Company were sold by the shareholders who were actively involved in the Company’s prior real estate business (the “Change in Control”). Also on February 20, 2008, the Company changed its name to “CMG Holdings, Inc.” Since the Change in Control, the Company started to engage in the business of providing marketing, entertainment and management services.

In October 2011, the Company changed its name from “CMG Holdings, Inc.” to its current name “CMG Holdings Group, Inc.” to better reflect the business of the Company.

Business Overview

The Company is a marketing communications company focused on the operation of organizations in the alternative advertising, digital media, experiential and interactive marketing, and entertainment. Our Company was formed by a core group of executives who have held senior level positions with several of the largest companies in the entertainment and marketing management industry.  Our Company delivers customized marketing solutions at optimize profitability by concentrating our resources in those segments of the marketing communications and entertainment industry.  Our Company operates in the sectors of experiential marketing, event marketing, commercial rights, and talent management.

Experiential marketing includes production and promotion, event designs, sponsorship evaluation, negotiation and activation, talent buying, show production, stage and set designs, data analysis and management. We also offer branding and design services, including graphic, industrial and package designs across traditional and new media, public relations, social media, media development and relations and interactive marketing platforms to provide our clients with a customary private digital media networks to design and develop individual broadcasting digital media channels for our clients to sell, promote and enhance their digital media video contents through mobile, online and social mediums.

Below is the business description of XA, The Experiential Agency, Inc., our wholly-owned subsidiary.

XA, The Experiential Agency, Inc. (“XA”)

Overview

XA, The Experiential Agency, Inc. (“XA”) is the Company’s wholly owned subsidiary engaged in event marketing and management. XA was acquired by the Company on April 1, 2009. It engages in a diverse range of marketing services, including interactive event strategy and planning, creative development, public relations, and nontraditional marketing. XA has staged movie and show premiers, cross country tours, hosted VIP events, staged press stunts, and other types of media events and services for leading shows, production houses, non-profit agencies and local communities across the United States. In addition to the physical event planning, logistics and event implementation, XA also engages in the interactive side of the events to increase branding awareness over the Internet.=

XA’s strong competitive advantage are (i) its long-term presence and it is in its 25th year as a successful top tier event marketing agency, (ii) its outstanding long-term vendor relationships that help deliver exceptional programs to its clients, and (iii) the vertical integration that gives its clients a single-source for all their event marketing needs, which we believe will require less outsourcing and increased profitability and delivering superior customer service and creates one-of-a-kind events and programs.

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

While XA continues to seek opportunities and win projects from Fortune 100 clients in the larger enterprise segment, we believes that rapid revenue growth opportunities and margin improvements are available in the comprehensive advisory services of the small to medium enterprise (SME) segment. The SME market has many smaller firms that specialize in only a few aspects of the event marketing and business communications segments, yet SME’s face equally important challenges in terms of brand building and content management. By acting as a comprehensive integrated single source for the total marketing needs of the SMEs, XA has created a niche for itself on a national scale and will replicate the same success strategy internationally under the Company’s holding company model. Given the fact that brand marketers are demanding a full service agency for developing and executing integrated marketing campaigns, we believes that XA will take advantage of the accelerating secular trend of shifts in corporate emphasis toward online event/promotional marketing versus traditional media driven selling efforts. XA is specifically focused on strategically target key segments within the event marketing space in order to capture market share in its existing geographic locations as well as enhance its national and international presence. XA is positioning itself as the one of the few source marketing partners in the market with its unique selling point being the ability to act as a source for the client’s total marketing needs. This would encompass the entire spectrum of services associated with marketing, from strategizing and defining an event portfolio, conceptualization of the event theme and content creation to the final implementation/management of events. XA will also provide an ultimate client return on investment assessment following each implementation.

Market Strategy

We have taken strategic steps to position the Company as a marketing communications company servicing clients in domestic and international markets. We operate in a marketing landscape that has vastly changed over the last few years and continues to fragment as clients are presented with different complex strategies to improve brand awareness and increase market share. To achieve our objectives of providing strategic solutions for our clients, we have recruited talents and have concentrated in high-growth areas to align our capabilities to meet the market demands. In order to grow with our clients, we have accelerated our investment in technologies, professional talent, and provided training throughout our Company. Our market strategy and offerings can improve our organic revenue growth and operating income margin, with our ultimate objective to be fully competitive with our industry peer groups. To increase our revenues and improve our operating margins, we will concentrate on controlling our staff expenses in non-revenue producing capacities, controlling real estate expenses such as office rent, reducing the complexity of our organization and divesting of underperforming business sectors.

Through our wholly-owned subsidiary, XA, an integrated experiential marketing services company, we develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline marketing programs. Our programs assist our clients effectively and promote their platforms and services directly to retailers and consumers, and are intended to assist our clients to achieve maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to motivate consumers to purchase their products, and are designed to meet the needs of our clients by focusing on the communities who want to engage brands as part of their lifestyles.

Sources of Revenue

Our revenues are generated through the execution of marketing and communications programs derived primarily across the sectors of event management, talent management and commercial rights as well as various media, planning and other management programs. The majority of our contracts with our clients are negotiated individually and the terms of engagement with our clients and basis in which we earn fees and commissions will vary significantly. Contracts with our client are multifaceted arrangements that may include incentive compensation provisions and may include vendor credits. Our largest clients are corporations where they may arrange for our services to be provided locally or nationally. Similar to larger marketing communications companies operating in our sector, our revenues are primarily derived from planning and executing marketing and communications programs in various operating sectors. Most of our client contracts are individually negotiated where terms of engagements and consideration in which we earn revenues vary among planning, creation, implementation and executions of marketing and communications programs specific to the sectors of talent management, event management, and commercial rights. Several of our clients have complex contract arrangements; therefore, we provide services to our clients from our own offices as well as onsite where the events are held. In arranging for such services, we may enter into national or local agreements and estimates are involved in determining both amount and timing of revenue recognition under these arrangements.

Our fees are calculated to reflect our expertise based on monthly rates as well as mark-up percentages and the relative overhead expenses to execute services provided to our clients. Clients may seek to include incentive compensation components for successful execution as part of the total compensation. Commissions earned are based on services provided and are usually calculated on a percentage over the total revenues generated for our clients. Our revenues can also be generated when clients pay gross rates before we pay reduced rates—the difference is commissions earned which is either retained in total or shared with the client depending on the nature of the services agreement. Our generated revenues are dependent upon the marketing and communications requirements of our corporate clients and dependent on the terms of the client contract. The revenues for services performed can be recognized as proportional performance, monthly basis or execution of the completed contracts. For revenues recognized on a completed contract basis, the contract terms are customary in the industry. Our client contracts generally provide terms for termination by either party on 90-day notice.

Competition

In the highly competitive and fragmented marketing and communications industry, our Company competes for business with mid-size marketing firms such as Mktg, Inc. as well as large global holding companies such as International Management Group, Interpublic Group of Companies, Inc., MDC Partners, Inc. and Omnicom. These global companies generally have greater resources than those available to us, and such resources may enable them to aggressively compete with our Company’s marketing communications businesses. We also face competition from numerous independent agencies that operate in multiple markets. Our competitive advantage is to provide clients with marketing strategies that are focused on increasing clients’ revenues and profits.

Industry Trend

Historically, event management and talent management have been primary service provided by global companies in the marketing communications industry. However, as clients aim to establish individual and enhanced relationships with their customers to more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services are consuming a growing portion of marketing dollars. This increases the demand for a broader range of marketing communications services. The mass market audience is giving way to life-style segments, social events/networks, and online/mobile communities, with each segment requiring a different message and/or different, often non-traditional, channels of communication. Global marketers now seek innovative strategies, concepts and programs for new opportunities for small to mid-sized communications companies.

Clients

The Company serves clients across the marketing communication industry. Marketing agreements and talent representation for our clients means that the Company handles marketing communications and multiple brands, product lines of the client in every geographical location. We have contracts with many of our clients and the terms of the contracts are customary in the industry. These contracts provide for termination by either party on relatively short notice. “Management’s Discussion and Analysis — Executive Overview” for a further discussion of our arrangements with our clients.

 Employees

As of December 31, 2013, the Company and its subsidiary had 18 employees. The personal service character of the marketing communications sector, the quality of personnel and executive management are crucially important to the Company’s continuing success.

Environmental Laws

The company believes it complies with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the company.

Recent Acquisition of Good Gaming

On March 28, 2014, the Company completed its acquisition of 100% of the equity interests of Good Gaming, Inc. (“GGI”) by entering into a Share Exchange Agreement (the “SEA”) with BMB Financial, Inc. and Jackie Beckford, GGI’s shareholders.  The owner of BMB Financial, Inc. is also the owner of Infinite Alpha, Inc. which provides consulting services to CMG.  Pursuant to the SEA, for 100% of the shares of GGI, CMG paid: 5,000,000 shares of its common stock, par value $0.001 per share, $33,000 in equipment and consultant compensation and a commitment to pay $200,000 in development costs, of which $50,000 had been advanced by CMG.  In addition, the SEA calls for CMG to adopt an incentive plan for GGI pursuant to which the GGI’s officers, directors and employees will receive up to 30% of the net profits of GGI and up to 30% of the proceeds of any sale of GGI or its assets.

The SEA contains representations and warranties from the former GGI shareholders customary for this type of transaction.

GGI is an online gaming portal with a business objective of assisting eSports gamers to hone and elevate their skills so as to enable them to compete at a higher level in amateur thru professional gaming tournaments.  GGI plans to provide its targeted market with access to its proprietary membership based eSports web platform.  GGI intends to provide a service with a monthly membership fee to its target market comprised of 16-25 year old, single, high school/college level adults with disposable income and more than 10 hours of invested game play weekly.

GGI plans to offer a multiple array of incentive driven tournaments to meet the needs of a varied gaming community. GGI plans to hold signature level season tournament play on a quarterly basis. GGI intends to offer many regularly scheduled tournaments on a weekly and monthly basis which will offer cash and other incentive based prizes. GGI also intends to offer organizational level tournaments for groups of gamers who organize themselves in guilds/teams/clans/parties etc. As GGI grows, it intends to offer community driven tournaments that are structured by gamers and organized groups in which they will determine the prizes, style and nature of the incentives.

GGI intends to produce gaming content that is regularly updated by experienced gamers. This content will cover hundreds of areas, some of which are: gaming skills, macros, play style, nomenclature, terminology, tricks and tips, items, equipment, survival, balance of power and etiquette. This content will be focused on improving the gaming experience while improving the overall skill level of casual and serious gamers. In addition, the content will provide a teaching base to assist gamers achieve higher levels of competitive play with the intent to develop the right candidates for professional level play.

GGI plans to introduce a proprietary matchmaking system code named “Mercenary” that GGI believes can greatly improve upon the linear “ranking” style currently in place in most eSports and competitive games. Mercenary can enable gamers to locate players that not only play at or near their skill level but also their play style and “comp”. Mercenary can also harness the power of community based knowledge to offer a continuing improved gaming experience. Mercenary, as it grows, will teach players so that their strengths and weaknesses do not need to rely solely upon a dubious quantitative value that is left for the gamer to decipher. GGI is planning to make Mercenary applicable across multiple games and platforms to quickly allow matchmaking to occur in the adoption of new games and new content.

GGI plans to actively pursue game designers, publishers, and content providers seeking partnerships and agreements that can produce a win-win scenario for gamers and providers. These agreements will focus on securing exclusive game content for the purpose of improving the GGI community and offering unique content and experiences. GGI plans to offer providers access to a unique demographic of gamers at their disposal for alpha testing, beta testing, feedback, non-traditional gaming exposure, and test content. GGI plans to attempt to foster a cross platform/game concept to consolidate merchandising, pay to play, aesthetic, and advertising content in a cohesive collective. This collective can create unique and new ways for gamers and providers to achieve goals that currently do not exist or are not robust enough to meet the larger needs of the gaming and advertising community.

GGI’s overall goals are to be the one stop internet presence for serious gamers who wish to move beyond the casual gaming moniker and compete in eSports. GGI plans to improve the overall gamers experience through improving their game etiquette, skill set, and mastery techniques suited to higher professional play. GGI while serving the gaming community has the overall desire to close the gap between gamers, providers, advertisers to foster a gaming community that results in a fun, satisfying experience while serving an economic purpose.

GGI currently has five employees, each of whom is involved in the development of its eSports web portal.

CMG believes that GGI currently does not have any direct competition.  However, GGI has a number of indirect competitors which offer eSports content and information related to competitive gaming focused around specific game titles or consoles.  These indirect competitors include: Skill Capped, Major League Gaming, Curse, MMO Champion, LOL King and MOBAfire.

AudioEye Separation and Spin-off

On March 23, 2010 the Company entered into a share exchange agreement with the former stockholders of AudioEye, Inc. (hereinafter “AE”) whereby AE became a wholly owned subsidiary of the Company and the former stockholders of AE retained rights (the “Rights”) to receive cash from the exploitation of AE’s technology. These Rights consisted of 50% of any cash received from income earned, settlements or judgments directly resulting from AE’s patent strategy, net of any direct costs or tax implications incurred in payment of the patent strategy. Additionally, the holders of the Rights were entitled to a share of AE’s net income for 2010, 2011, 2012 and 2013 based on a specified formula.  The holders of the Rights have contributed the Rights to AEAC in exchange for shares of AEAC.  The Company also had issued Senior Secured Notes (the “AE Notes”) in an aggregate principal amount of $1,075,000 to such former shareholders of AE, which were secured by all of the assets of the Company, including AE.  There was a significant risk that unless the AE Notes were kept current and serviced, the holders of the AE Notes would foreclose and take possession of AE or its assets.

On June 22, 2011, the Company entered into a Master Agreement (the “Master Agreement”) with AudioEye Acquisition Corporation (“AEAC”) pursuant to which: (i) the stockholders of AEAC would acquire from the Company 80% of the capital stock of AE (the “Separation”) and (ii) the Company distributed to its stockholders, in the form of a dividend, 5% of the capital stock of AE (the “Spin-off”). Pursuant to the Master Agreement, as amended, AEAC also released the Company from its obligations under the AE Notes.  In connection with the release of the Company under the AE Notes, effective August 15, 2012, the Company completed the Separation.   On February 22, 2013, the Company completed the Spin-off by distributing a total of 1,500,259 shares of AE common stock to its shareholders on the record date of October 26, 2012 on a pro rata basis after the SEC declared the registration statement on Form S-1 filed by AE effective on January 19, 2013.  As a result of the foregoing transactions, the Company retained a total of 4,500,874 shares of AE common stock.

Also in connection with the Separation, the Company entered into a Royalty Agreement with AE, pursuant to which for a period of five years, AE would pay to the Company 10% of cash received from income earned or settlements on judgments directly resulting from AE’s patent enforcement and licensing strategy, whether received by AE or any of AE’s affiliates, net in either case of any direct costs or tax implications incurred in pursuit of such strategy as they relate to the patents described in the Master Agreement.  Additionally, the Company entered into a Services Agreement with AE whereby, without duplication to the amounts payable under the Royalty Agreement, for a period of 5 years, the Company shall receive a commission of 7.5% of all revenues received by AE after the Separation from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AE and 10% of net revenues obtained from a specified customer.

On August 1, 2013, the Company and AE entered into a Call Option Agreement (“AE Call Option”), where the Company granted AE the rights to purchase from AE up to 4,500,874 shares of AE common stock that the Company held. The AE Call Option was amended later on August 30, 2013, September 14, 2013, November 7, 2013 and November 25, 2013 and December 16, 2013, where the option granted under the AE Call Option was amended to reflect the new exercise price and the extended expiration date of March 31, 2014.

In addition, pursuant to the AE Call Option, on November 12, 2013, the Company agreed to terminate the Royalty Agreement in consideration for cash payment of $85,000 from AE.

On December 30, 2013, AE repurchased from the Company a total of 2,184,583 shares of AE common stock owned by the Company for the following consideration: (i) cash payment of $573,022 and (ii) release of Good Gaming, Inc.’s obligation to AE in connection with a $50,000 accounts payable.

Recent Development

Alan Morell Separation Agreement and Release Amendment

Alan Morell (“Morell”) served as the Company’s former CEO and Chairman from February 2008 through September 26, 2012. The Company entered into a Separation Agreement and Release with Morell on September 27, 2012, where the Company issued Morell two convertible promissory notes in the respective principal amount of $525,000 and $112,000 (the “Morell Notes”). On June 26, 2013, the Company entered into the Modification Separation Agreement Release with Morell (the “Morell Separation Amendment”), where Morell agreed that the Morell Notes would be converted into a total of 2,800,000 shares of Common Stock and the Company agreed that Morell may remove restrictive legend on his beneficially owned securities subject to a monthly leak-out of 5% of his total ownership. The Company and Morell agreed to mutually release each other and not to sue or prosecute any disagreements that have arisen between the Company and Morell.

Settlement with Ennis et al.

James J. Ennis (“Ennis”) and Michael Vandetty (“Vandetty”) served as the Company’s directors and officers from February 2008 through November 26, 2012 when holders of approximately 55% of the Company’s Common Stock acted by written consent removed Ennis and Vandetty from their positions.

On December 18, 2012, the Company entered into Mutual Separation and Release Agreements (the “Separation Agreements”) with Ennis and Vandetty pursuant to which each of Ennis and Vandetty resigned each of their positions with the Company, agreed to termination of their employment agreements, agreed to lockup provisions as provided in the Lockup Agreements (the “Ennis Lockup Agreements”) with respect to their Company shares and shares of AudioEye, Inc. and each received 45% of the stock of the Company’s UsaveNJ, Inc. and UsaveNJ, Inc. subsidiaries.

On August 3, 2013, the Company entered into a Settlement Agreement and Releases with Ennis, Vandetty, Scott Baily (“Baily”), Martin Boyle (“Boyle”), Hudson Capital Advisors (“Hudson” together with Ennis, Vandetty, Baily and Boyle, referred to as “Ennis Parties”), where Ennis, Vandetty, Baily, Boyle, Hudson agreed to return to the Company a total of 33,846,000 shares of the Company’s Common Stock (including a total of 2,500,000 shares of Common Stock issued to Connied, Inc. and later assigned to Vandetty) for cancellation without any monetary payment by the Company. Ennis Parties and the Company agreed that the Separation Agreements and the Ennis Lockup Agreements were terminated and be of no further effect. The Company and Ennis Parties agreed to mutually release each other and not to sue or prosecute any disagreements that have arisen between the Company and Ennis Parties.

Connied Termination and Releases Agreement

On August 3, 2013, the Company entered into a Termination Agreement and Releases with Connied, Inc., a successor in interest to Continental Investment Group, Inc. (collectively referred to as “Connied”), pursuant to which (i) the Sale and Purchase Agreement, dated March 31, 2011, where the Company agreed to issue 50,000 shares of its Series B Preferred Stock in exchange for 20,000 cartoon animated Cels sold by Connied (the “Connied SPA”) was terminated, (ii) a note of the Company in the principal amount of $85,000 issued to Connied was canceled, (iii) Connied agreed to disclaim any right or title to a purportedly owned 2.5 million shares of the Company’s Common Stock. The Company and Connied also agreed to mutually release each other and not to sue or prosecute any disagreements that have arisen between the Company and Connied.

Repayment of Notes

Repayment of Asher Notes

The Company issued and sold to Asher Enterprises, Inc. (“Asher”) a convertible promissory note of principal amount of $32,500 on October 16, 2012 and another convertible promissory note of the principal amount of $53,000 in May 2013. On April 25, 2013, Asher converted $15,000 of the note that was issued in October 2012 into an aggregate of 4,285,714 shares of Common Stock. On November 26, 2013, the Company repaid the above mentioned two notes in the total amount of $71,002.66 as principal and accrued interest.

Repayment of Infinite Alpha Notes

The Company issued and sold to Infinite Alpha Inc. a promissory note of principal amount of $51,500. On December 31, 2013, the Company repaid such note in the total amount of $61,800 as principal and accrued interest.

Repayment of Continental Equities Notes

The Company issued and sold to Continental Equities, LLC. in September 2012  a convertible promissory note of principal amount of $50,000 and another convertible promissory note of the principal amount of $20,000. On November 14, 2013 and December 31, 2013, the Company repaid the referenced two notes in the respective amount of $55,000 and $29,000 as principal and accrued interest.

ITEM 1A: RISK FACTORS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2: DESCRIPTION OF PROPERTY

The Company’s headquarter is at XA’s headquarter located at 875 North Michigan Avenue, Suite 2929, Chicago, IL 60611. The Company pays a monthly lease is $12,000. The lease will expire in 2022.

The Company, through XA, also has a main sales and marketing office located at 333 Hudson Street, New York NY 10013, 9070. The Company pays a monthly lease of $10,000 and the lease will expire in 2019.

XA also has a satellite office at 515 South Flower Street, Los Angeles, CA 90071. XA rents such office space on a month-to-month basis at the rent of $129.

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On April 21, 2011, the Company was served with a lawsuit that was filed in Clark County, Nevada against the Company by A to Z Holdings, LLC and seven other individuals or entities. The complaint alleges, among other things, that the Company’s Board of Directors did not have the power to designate series A and B preferred stock without amending the articles of incorporation. The complaint also alleges any such amendment would require shareholder approval and filing of a proxy statement. On April 20, 2012, the Company settled with A to Z Holdings, LLC and seven other individuals or entities for $10,000. Such settlement amount was paid in April 2012.

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. The case was settled in 2012 for $30,000 and the settlement amount has not been paid.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATEDSTOCKHOLDERMATTERS, AND ISSUER PURCHASES OF EQUITYSECURITIES

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

Our symbol is “CMGO.” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2013

First Quarter	0.01	0.01
Second Quarter	0.01	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.03	0.01

FISCAL YEAR ENDED DECEMBER 31, 2012

First Quarter	0.02	0.0048
Second Quarter	0.04	0.01
Third Quarter	0.04	0.02
Fourth Quarter	0.03	0.0066

Holders of Shares of Common Stock

    The Company has authorized 450,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2013, the Company had 283,694,364 shares of common stock of the registrant issued and outstanding. As of December 31, 2013, there were approximately 197 stockholders of record of our common stock. This stockholder of record total number does not reflect full amount of shares held beneficially or those shares held in “street” name. It is anticipated that the number of stockholders may increase if the total amount of stockholders that own shares held beneficially or those held in “street” name.

Dividend Policy

We did not pay cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

On February 22, 2013, the Company completed the distribution a total of 1,500,259 shares of AudioEye’s common stock as dividend to the Company shareholders on the record date of October 26, 2012 on a pro rata basis after the SEC declared the registration statement on Form S-1 filed by AudioEye effective on January 19, 2013.  For more details of the referenced distribution, please refer to Item 1, the section under “AudioEye Separation and Spin-off” thereof.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2013, there was no share of preferred stock issued or outstanding.

Transfer Agent

The Company’s transfer agent and registrar of the common stock is Corporate Stock Transfer, Inc. 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209. (303) 282-4800.

Notes and Loans

Asher Notes

The Company issued and sold to Asher Enterprises, Inc. a convertible promissory note of principal amount of $32,500 on October 16, 2012 and another convertible promissory note of the principal amount of $53,000 in May 2013. On April 25, 2013, Asher converted $15,000 of the note issued to it in October 2012. On November 25, 2013, the Company repaid the remaining balance of the two notes in the total amount of $71,002.66 as principal and accrued interest.

Infinite Alpha Notes

The Company issued and sold to Infinite Alpha Inc. a promissory note of principal amount of $51,500. On December 31, 2013, the Company repaid such note in the total amount of $61,800 as principal and accrued interest.

Continental Equities Notes

The Company issued and sold to Continental Equities, LLC. in September 2012  a convertible promissory note of principal amount of $50,000 and another convertible promissory note of the principal amount of $20,000. On November 14, 2013 and December 31, 2013, the Company repaid the referenced two notes in the respective amount of $55,000 and $29,000 as principal and accrued interest.

Paul Sherman Note

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible promissory note bearing interest at 2% and due on May 15, 2013. The convertible promissory note is convertible at a price equal to the close price on the day prior to Paul Sherman’s request for conversion, but not to go below $.001. The Company has not yet repaid the Paul Sherman note.

Warrants

As of the date of this Report, the Company had warrants to purchase a total of 1,798,000 shares of the Company’s Common Stock issued and outstanding. Among such outstanding warrants, there are Series A Warrants and Series B Warrants, the terms of which are set forth as the following:

Series A Warrants

There were Series A Warrants to purchase a total of 899,000 shares of the Company’s Common Stock issued and outstanding. Series A Warrants are exercisable within 3 years from issuance and at the exercise price of $0.25 and $0.10. The Company has the right to call the exercise of Series A Warrants after 12 months from the issuance if the Company’s Common Stock is traded at 150% of the warrant exercise price for 10 consecutive days.

Series B Warrants

There were Series B Warrants to purchase a total of 899,000 shares of the Company’s Common Stock issued and outstanding. Series B Warrants are exercisable within 3 years from issuance and at the exercise price of $0.50 and $0.20.  The Company has the right to call the exercise of Series B Warrants after 12 months from the issuance if the Company’s Common Stock is traded at 150% of the warrant exercise price for 10 consecutive days.

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

Unregistered Sales Of Equity Securities and Issuance of Equity Securities And Use Of Proceeds

On April 25, 2013, Asher Enterprises, Inc. (“Asher”) converted $15,000 of the Company’s convertible promissory note that was issued to Asher on October 16, 2012 into a total of 4,285,714 shares of Common Stock.

On June 28, 2013, the Company issued to Alan Morell a total of 2,800,000 shares of Common Stock pursuant to the Modification Separation Agreement Release dated June 26, 2013.

The above issuances of the Company’s securities were not registered under the Securities Act of 1933, as amended (the “1933 Act”), and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuance.

Except as disclosed above, all unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 8-K and the Company’s quarterly reports on Form 10-Q.

ITEM 6: SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2013 included with this Form 10-K. The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2013. The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

Recent Development

XA The Experiential Agency, Inc.

For 25 years, XA has had a strong presence in the experiential advertising industry.   Having recently added Ronald Burkhardt as its Executive Chairman and with a strong record of success on behalf of Fortune 500 companies - XA already has a long track record winning competitions against far larger firms due to its innovative thinking and highly-regarded production team - XA is seeking to garner new business in the entertainment, automotive, hospitality and aviation categories, and is already in active discussions with key firms.  XA plans to expand by leveraging its blue-chip roster of relationships and adding key staff to grow current business in New York, expand our PR expertise and retainer revenues in our Chicago headquarters office and ramp up and relocate our office in Los Angeles from downtown to West Hollywood, where we will be better positioned to attract TV, entertainment and movie business.  XA also plans to seek to open an office in the social and film hotbed of Atlanta where there are key opportunities and key relationship networks.

Mr. Burkhardt began his work with XA by analyzing its existing systems and reporting and has made changes to allow XA to be more dynamic and proactive in order to win more business and serve its clients better.  Mr. Burkhardt has developed a strategy for XA to enhance its reputation in the market and to become an “Experiential Planet,” a one-world branding entity where clients can realize all their brand marketing/engagement and outreach objectives.

Already, XA’s preliminary un-audited numbers show that its revenues have increased by approximately 66.67% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and its net income have increased by approximately 91.20%.  We believe that this trend can continue through the remainder of this year.

In order to grow XA’s business, it is pursuing a series of acquisitions and strategic alliances and has initiated discussions with smaller experiential branding/events companies and social media and digital marketing firms.  In addition, XA plans to explore the acquisition of a boutique advertising/branding agency to further XA’s reach as a one-stop shop and broaden our engagement umbrella.

XA also plans to add high-gross margin generating corporate training and video mapping divisions and to establish “XA Custom,” where high-profile celebrities and/or high-net worth individuals can access our unique skill sets for private or personal engagements.

In order to provide better client service, XA is seeking to create/identify creative “swat teams” capable of jumping in quickly to handle excess workloads and to increase our response time in pursuing new opportunities as they arise.

XA plans to launch a multi-media branding campaign to broaden awareness of the XA brand and call attention to its creative leadership in the experiential business. XA has already commenced a weekly email outreach campaign to 5,000 key corporate and meeting event planners in New York, Illinois, California, Georgia, Texas and Florida.

The XA website is being re-designed and re-launched to reflect more modern graphics, new client content, and to make it fully responsive on all platforms, including mobile.

XA has purchased state of the art Apple computers and equipment for its New York office enabling even higher quality work produced at a faster rate. In addition, they are used for video editing, which is a billable profit center.

We expect to finish 2014 stronger than ever, and that these trends and foundational initiatives will lay the groundwork for an even more robust 2015.

Good Gaming Acquisition

On March 28, 2014, the Company completed its acquisition of 100% of the equity interests of Good Gaming, Inc. (“GGI”) by entering into a Share Exchange Agreement (the “SEA”) with BMB Financial, Inc. and Jackie Beckford, GGI’s shareholders.  The owner of BMB Financial, Inc. is also the owner of Infinite Alpha, Inc. which provides consulting services to CMG.  Pursuant to the SEA, for 100% of the shares of GGI, CMG paid: 5,000,000 shares of its common stock, par value $0.001 per share, $33,000 in equipment and consultant compensation and a commitment to pay $200,000 in development costs, of which $50,000 had been advanced by CMG.  In addition, the SEA calls for CMG to adopt an incentive plan for GGI pursuant to which the GGI’s officers, directors and employees will receive up to 30% of the net profits of GGI and up to 30% of the proceeds of any sale of GGI or its assets.

GGI’s field team has acquired new independently confirmable research showing eSports and competitive gaming is growing at a much faster pace than anticipated. According to Newwzoo BV games market research, eSports viewership is more than doubling on a year over year basis and we have seen that prize pools are increasing even faster in many cases. With the announcement that Wargaming’s signature title "World of Tanks" will invest $10 million into eSports, GGI believes that other companies aside from industry leaders Riot games, Valve, and Ubisoft, are likely to enter the million dollar investment pool as the stakes for eSports grows. As a result, large advertisers are starting to focus on the eSports industry as it offers a platform for reaching increasing numbers of consumers.

Some key statistics that drive our growing optimistic outlook are as follows:

- Over 20% of eSports gamers are big spender’s vs 8% for all gamers.

- Over 90% of eSports gamers spend money on games vs 65% for all gamers.

- The global games market is a $74 billion market and eSports is one of the fastest growing segments

- For the first time, in 2013 Chinese giant Tencent surpassed Activision blizzard in gaming revenues solidifying the diminishing need for large box game development and loosening dependence on Christmas holiday sales patterns.

Newzoo BV, Q4 PC Gaming Trend Report 2013 Report and Q2 Sizing Profiling eSports 2014 Report.

GGI is in the process of researching what it is that gamers want - what their goals, aspirations, and ideas of euphoria tend to be. As of the beginning of 2014, according to Newzoo BV, 163.9 million people in the world, 15.38% of them in the United States, are playing video games often enough for it to be a full-time job. We believe that eSports is not just a growing segment within the gaming industry, but within the much larger entertainment industry. It is not restricted by nationality, political affiliation, or socioeconomic status. eSports principal barrier is a simple one – internet access.

Behind the development of GGI’s web platform, GGI is seeking to access the gaming community. GGI has been seeking and has already signed veteran talent in the gaming community and is broadening its network of veteran and pro players.

GGI recently established a partnership with a leading 3rd party provider of an eSports tournament management system. This partnership will provide a crucial backbone infrastructure for GGI’s proprietary tournament design and has done so at less than 1/10th the cost originally expected due to diligent work by GGI’s IT development team and the innovation of its partner.

GGI anticipates that it will be able to announce key publisher partnerships and agreements in the coming months that can place it near the top of eSports entertainment and solidify its projected membership base.

AudioEye Separation and Spin-off

On August 17, 2012 the Company sold its subsidiary Audio Eye, Inc.  The Company will retain 15% of AudioEye, Inc. subject to transfer restrictions in accordance with the Agreement. The Company will distribute to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye, Inc. AudioEye, Inc. has finalized a Royalty Agreement with the Company to pay to the Company 10% of cash received from income earned, settlements or judgments directly resulting from, AudioEye Inc.’s patent enforcement and licensing strategy.  Additionally, AudioEye, Inc.  has finalized a Consulting Services Agreement with the Company whereby the Company will receive a commission of not less than 7.5% of all revenues received by AudioEye, Inc. after the closing date from all business, clients or other sources of revenue procured by the Company or its employees, officers or subsidiaries and directed to AudioEye, Inc. and 10% of net revenues obtained from a third party described in the agreement.

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
$4,339,564

As a result of the sale of AudioEye, the Company has its operating results and presented them separately as a discontinued operations for all periods presented. The results of operations for the year ended December 31, 2012 only reflect activity of AudioEye up until the finalization of the sale on August 17, 2012.

Year ended December 31, 2013 compared to the year ended December 31, 2012

Liquidity and capital resources

As at December 31, 2013, the Company had a cash balance of $476,588 and working capital deficit of $206,544 compared with a cash balance of $238,124 and a working capital deficit of $818,455 at December 31, 2012.  The increase in working capital is mainly due to the sale of AudioEye marketable securities and a purchase option for AudioEye shares during the year ended December 31, 2013 for cash totaling $658,022.  Additionally, the value of the AudioEye marketable securities increased $489,437 and accrued expenses increased by $268,036 during the year ended December 31, 2013.  Increases were partially offset by the repayment of $207,000 in debt and a reduction of approximately $138,849 in derivative liabilities.

Cash Flows from Operating Activities

During the year ended December 31, 2013, cash flows used in operating activities was $317,057 compared with use of $569,822 of cash flow during the year ended December 31, 2012.  The increase in cash flow from operating activities is mainly due the increase in accounts payable and accrued liabilities during the year ended December 31, 2013.

Cash Flows from Investing Activity

During the year ended December 31, 2013, the Company recognized cash proceeds from the sale of trading securities of $658,021, compared to none for the year ended December 31, 2012.

Cash Flows from Financing Activities

During the year ended December 31, 2013, the Company received proceeds of $104,500 from the issuance of convertible promissory notes payable, compared to $485,640 from the issuance of convertible promissory notes payable and convertible promissory notes payable, related parties, in fiscal 2012.  During the year ended December 31, 2013, the Company made payments of $207,000 on convertible promissory notes payable, compared to $37,000 in payments on notes payable, related parties, in fiscal 2012.

Revenues

The Company had revenues of $7,413,796 in our fiscal year ended December 31, 2013, as compared to $8,125,196 in fiscal year ended December 31, 2012. The decrease in revenues is mainly due to loss of business revenues generated in event marketing operations of XA, The Experiential Agency, Inc.

Cost of Sales

The Company had cost of sales of revenues of $5,296,280 in the year ended December 31, 2013, as compared to $5,792,283 in the year ended December 31, 2012. The decrease in cost of sales is mainly associated to the reduction in event marketing operations of XA, The Experiential Agency, Inc.

Expenses

The Company had total operating expenses of $8,171,643 in the year ended December 31, 2013, as compared to $9,754,802 in the year ended December 31, 2012. The decrease in operating expense is mainly due to a decrease in General and Administrative Expenses of $1,118,055 during the year ended December 31, 2013 compared to the year ending December 31, 2012.

Income

The Company had a net income of $1,194,051 in the year ended December 31, 2013 as compared to $2,236,317 in the year ended December 31, 2013. The decrease in net income is mainly due to the Company recognizing $4,339,564 income on the sale of discontinued operations in the year ended December 31, 2012 as compared to $0 in the year ended December 31, 2013.  Loss from discontinued operations decreased from ($541,508) for the year ended December 31, 2012 to $0 for the year ended December 31, 2013.  Gain on extinguishment and forgiveness of liability and debt decreased from $1,517,380 for the year ended December 31, 2012 to $797,732 for the year ended December 31, 2013.  Decreases were partially offset by gains on derivative liabilities of $210,180 for the year ended December 31, 2013 compared to losses of $547,318 for the year ended December 31, 2012.  Realized gains on marketable securities were $524,689 for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012 and unrealized gains on marketable securities were $622,769 for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012. Additionally, interest expense decreased to $255,845 for the year ended December 31, 2013, compared $907,916 for the year ended December 31, 2012.

Capital Resources

At December 31, 2013, we had assets totaling $1,596,248, compared to $768,675 at December 31, 2012. Assets at December 31, 2013 consisted primarily of cash of $476,588, marketable securities of $764,088, accounts receivable of $287,094 and other current assets of $8,400.

Liabilities

Our liabilities at December 31, 2013 totaled $1,742,714, compare to $2,285,758 at December 31, 2012.  Liabilities at December 31, 2013 consisted primarily of $486,875 of deferred compensation, $593,710 in accrued liabilities, $627,695 in accounts payable and $34,434 in other short term liabilities including convertible notes, derivative liabilities and deferred income.

Going Concern

Our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.  Because we have a working capital deficit and recurring net losses, our independent registered accounting firm has included in their report for the years ended December 31, 2013 and 2012, an uncertainty with respect to the Company's ability to continue as a going concern.

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

We use estimates of fair value to value derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for our liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, we seek to validate the model’s output to market transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.The Company’s balance sheets as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Anderson Bradshaw PLLC. Anderson Bradshaw PLLC is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants

On April 10 2014, Board of Directors of the Company approved to terminate Malone Bailey, LLP (“Malone Bailey”) as the Company’s independent registered public accounting firm.

The Company’s consolidated financial statements of the fiscal years ended December 31, 2004 through 2012 were audited by Malone Bailey’s reports on our financial statements, which did not contain an adverse opinion, a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Malone Bailey’s reports on our financial statements for the fiscal year ended December 31, 2012, 2009, 2008, 2007 and 2006, however, stated that there is substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2004 and through April 10, 2014, (a) there were no disagreements with Malone Bailey on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone Bailey, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

New Independent Registered Public Accounting Firm

On April 10, 2014, the Board of Directors of the Company ratified and approved the appointment of Anderson Bradshaw PLLC (“Anderson Bradshaw”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2013 and its engagement agreement dated February 17, 2014. Anderson Bradshaw is located at 5296 S. Commerce Drive Suite 300, Salt Lake City, UT 84107.

During the Company's previous fiscal years ended December 31, 2004 through 2012 and through April 10, 2014, neither the Company nor anyone on the Company's behalf consulted with Anderson Bradshaw regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of December 31, 2013, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2013 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of December 31, 2013:

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Age	With Company Since	Director/Position

Glenn Laken	60	April 7, 2014	CEO and Chairman of the Board of Directors

Jeffery Devlin	65	November 26, 2012	Interim CFO, Vice Chairman of the Board of Directors

David J. Kovacs	30	January 14, 2014	Director

Ronald Burkhardt	65	February 10, 2014	Director

Glenn Laken.  Over the past 30 years, Mr. Laken has held multiple senior executive positions and created successful growth strategies in the financial services sector. His expansive professional experience includes working as an advisor to the 22 billion dollar Ameritech Pension fund, partnership in a Wall Street specialist firm, ownership of a Chicago clearing house with offices nationwide, and the purchase and restructuring of the Cigarette Racing Team Company. He has also enjoyed success in the area of mergers and acquisitions as an accomplished business leader.

A Company shareholder since 2010, Mr. Laken organized a shareholder group that forced changes in Company management in 2012, after careful analysis revealed that the Company was failing to reach its potential due to mismanagement by the original management team. Since orchestrating this change, Mr. Laken has worked as Company consultant, introducing Jeffrey Devlin and David Kovacs to the Board, and bringing Ron Burkhardt on as a board member and executive chairman of XA, The Experiential Agency, Inc. (“XA”). He also introduced a new subsidiary partially owned by his wife, Good Gaming Inc., to the Companies portfolio and arranged the sale of Audio Eye, Inc. stock to fund the elimination of the Company’s toxic debt.

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

David J. Kovacs. A veteran of the investment banking and private equity sectors for over 10 years, Mr. Kovacs is currently the head of Investment Banking and Private Equity for Fitch Learning. Mr. Kovacs is also the Managing Director of Private Equity for Strategic Acquisitions, a $2 billion real estate investment firm. Prior to his current roles, Mr. Kovacs focused on private equity as a Managing Director at The Hinduju Group, one of the largest diversified groups in the world with over $50 billion under management. Mr. Kovacs also worked in various capacities at Citigroup and Blackstone Group in their investment banking and private equity divisions.

With the addition of Mr. Kovacs to the Board, CMG has acquired one of the most respected and brilliant minds in the world of investment and private equity. As a student at Columbia University and City University (NY), Mr. Kovacs completed his undergraduate degree at age 18, finishing the required coursework in two years and earning a triple major in Finance, Economics and Biochemistry.

With his experience in mature and emerging markets as a training specialist in venture capital, investment banking, and private equity, Mr. Kovacs is also a highly coveted speaker. Mr. Kovacs has lectured at over 100 universities, including the majority of Ivy League schools. He was a lead instructor for the Securities & Exchange Commission and has given talks to industry leaders such as Barclays, JP Morgan, RBC, Morgan Stanley, Deutsche Bank and the Abu Dhabi Investment Authority.

The wealth of experience and breadth of knowledge that Mr. Kovacs brings to the Board will be invaluable as the Board seeks to enhance current strategies as well as devise new ones to help the company move forward with its current and future initiatives.

Ronald Burkhardt. Mr. Burkhardt is and has been the CEO and Creative Director of Burkhardt Ltd. since January 2003, a company in the advertising and branding business.  Prior to forming his own agency, Mr. Burkhardt had varied roles as Senior Writer, Creative Supervisor and VP/Creative Group Head for multi-national agencies DDB, Young & Rubicam and Lowe in New York. He began his career at Campbell-Ewald in Detroit and later wrote for Kraft, Dial Soap and the Sears Diehard battery while with Foote-Cone-Belding in Chicago.  Mr. Burkhardt received his Bachelor in Business Administration degree in Advertising from Western Michigan University in Kalamazoo, Michigan and his Associates degree from Jackson Community College in Jackson, Michigan.

Mr. Burkhardt has won over 200 awards for creative and marketing excellence and produced scores of high-profile commercials, including a Super Bowl spot that won acclaim from the Wall Street Journal, Ad Age, and The New York Times. Ron has worked with many successful companies including Merrill Lynch, BellSouth, Kodak, Minolta, Coke, Philips and Olympus.

As CEO/Creative Director of Burkhardt Ltd., Mr. Burkhardt has created TV, online and brand campaigns for Heineken, Town & Country Real-Estate, Plaza-Athenee, BellSouth, Cohiba, The Mann Group, Vikingfjord Vodka and the Outdoor Life Network. He also conceived and produced a 7-city, national summer beach tour event for Volvo/NA that included 30-foot sand castles, banner planes, seaside DJ’s and new Volvos parked on the sands with Swedish models explaining features and collecting buyers’ data.

Mr. Burkhardt has been featured as an industry expert on CNN, NBC, CBS, Inside Edition, American Journal, WVVH-Hamptons and PBS-TV/Aspen and was Executive-Producer of independent films for the Independent Film Channel and the Palm Springs International Film Festival. He's also a noted abstract artist who originated the Notism and EarthScape genres of contemporary American art.

Mr. Burkhardt also served seven years as Branding and TV Chair on the Board of Directors of the Miss America Organization in Atlantic City and Las Vegas, where he implemented changes and brought in key people that reversed prior Pageant TV rating declines and achieved new rating records.

Mr. Burkhardt’s charitable activities have included Southampton Hospital, CCBF, and the US Marines’ “Toys for Tots.” He sits on several boards, including a stint on the New York City Mayor’s Office advisory board, where he created a powerful branding campaign that raised $2 million and built the Korean War Veterans’ Memorial in Battery Park.

The Board concluded that Mr. Burkhardt should serve as a director of the Company based on his extensive experience and knowledge of the industry of the Company’s business is in.

Board Committees

We do not have a standing nominating, compensation or audit committee. Rather, our full board of directors performs the functions of these committees. Also, we do not have an “audit committee financial expert” on our board of directors as that term is defined by Item 401(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  We believe that two of our three directors, Jeffrey Devlin and Ronald Burkhardt, would not be considered to be independent, as that term is defined in the listing standards of NASDAQ.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2013, the Board of Directors met three times through teleconferencing. In addition, the Board of Directors had otherwise transacted business by unanimous written consents during the year 2013.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time.  Currently, Mr. Jeffrey Devlin serves as Chairman of our Board as well as the CEO of the Company.  We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

Code of Ethics

Our Board of Directors adopted a code of ethics, which was filed as Exhibit 14.1 to the annual report on Form 10K-SB filed on February 20, 2008, and which is incorporated by reference herein. The Code of Ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code of ethics address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of Section 16(a) forms they file.

Below is the information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports under Section 16(a) during fiscal years 2013 and 2012:

Name	Form Type	Date of Reporting Event	Required Filing Date	Date of Filing
Jeffrey Devlin	Form 3	11/26/2012	11/26/2012	To be filed prior
to May 1, 2014
Ian Thompson	Form 5	2/6/2014	2/6/2014	To be filed prior
to May 1, 2014
Declan Keegan	Form 5	2/6/2014	2/6/2014	To be filed prior
to May 1, 2014
Barry Kernan	Form 5	2/6/2014	2/6/2014	To be filed prior
to May 1, 2014

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid by the Company to its CEO and CFO and the CEO of XA during the fiscal years ended December 31, 2013 and 2012.

Name and Position(s)	Year	Salary($)	Stock Awards ($)	All other Compensation ($)	Total Compensation ($)

Jeffrey Devlin (1)	2013	$-	$-	$60,000(4)	$60,000
CEO, CFO and Chairman	2012	$-	-	$-	$-

Joseph Wagner (2)	2013	$225,000	$-	$-	$-
CEO of XA	2012	$225,000	-	$-	$-

Ronald Burkhardt (3)	2013	$-	$-	$-	$-
Director and CEO of XA	2012	$-	-	$-	$-

(1)	Mr. Devlin was appointed as our CEO, CFO and Chairman of the Board of Directors since November 26, 2012.
(2)	Mr. Wagner was the CEO of XA, our wholly-owned subsidiary, from 2012 till March 18, 2014.
(3)	Mr. Burkhardt was appointed as our director and the CEO of XA, our wholly-owned subsidiary since February 10, 2014.
(4)	This refers to the payment of consulting fees by the Company to Mr. Devlin in the fiscal year 2013.

Employment Agreements

The Company has not entered into any employment contract with Glenn Laken, the CEO and Chairman of Board of Directors or Jeffrey Devlin, acting CFO and Vice Chairman of the Board of Directors. Mr. Laken was granted options to purchase forty million (40,000,000) shares of Common Stock at an exercise price of $0.0155 with a term of five years. The Company anticipates entering into an employment agreement with Mr. Laken by April 30, 2014.

On February 6, 2014, Mr. Ronald Burkhardt entered into an employment agreement with the Company and its subsidiary, XA, The Experiential Agency, Inc. (“XA” to serve as its President and Executive Chairman.  Under the Employment Agreement, Mr. Burkhardt is entitled to a base annual salary of $200,000 as well as a cash bonus of 10% of XA’s net profits (“Net Profits”) as determined in accordance with U.S. Generally Accepted Accounting Principles (after subtraction of all non-cash gains) for any fiscal year during the term that XA has more than $200,000 in Net Profits. In addition, the Company is to grant a total of 10,000,000 shares of CMG’s common stock (the “Compensation Shares”) to Mr. Burkhardt to vest in accordance with a three year schedule and associated milestones for net profits of XA.  For 2014, the net profit target is $250,000 and for 2015 and 2016 the net profit targets are to be set by the Board. If any performance milestone in the Employment Agreement is not met, a portion of the Compensation Shares will not vest and will be returned to the Company.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plan

There were no unexercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2013.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Director Compensation

Members of our Board of Directors do not normally receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. No directors received any compensation for their services during the fiscal year ended December 31, 2013.

On February 6, 2014, Ian Thompson, Declan Keegan and Barry Kernan resigned as directors from our board of directors. As compensation for their services, the Company issued to each resigning director 2,000,000 shares of its Common Stock pursuant to the Resignation and Compensation Agreement, dated February 5, 2014. The Company also entered into an Indemnification Agreement with each of Ian Thompson, Declan Keegan and Barry Kernan upon their resignation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 15, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner(1)	Title of Class	Amount		Percent of Class(2)
Directors and named Executive Officers

Glenn Laken	Common Stock	40,000,000	(4)	12.10%

Jeffrey Devlin	Common Stock	0		0%

David J. Kovacs	Common Stock	0		0%

Ronald Burkhardt	Common Stock	0		0%

All Directors and executive officers as a group (3 persons)	Common Stock	0		0%

5% Security Holders

None.

(1)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is c/o CMG Holdings Group, Inc. at 875 North Michigan Avenue, Chicago, IL 60611.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table.  In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (290,716,364), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)	Based on 290,716,364 shares of the Company’s common stock outstanding on April 15, 2014.
(4)	Such shares include the options to purchase a total of 40,000,000 shares of Common Stock owned by Mr. Laken.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had outstanding accounts payable to related parties of $19,625 as of  December 31, 2012. These payables represent legal and administrative fees paid on behalf of the Company by  James Ennis, the former officer of the Company. The Company settled and made the payment of the owed payable to James Ennis pursuant to the Settlement Agreement, dated August 3, 2013, among the Company, James Ennis, Scott Baily, Martin Boyle, Hudson Capital Advisors and Michael Vandetty.

XA has business trade payable due to LSC Capital Advisor, a consulting firm which is controlled by Joseph Wagner, its former CEO. The payable for $47,912 and $27,280 is included in account payable as of December 31, 2013 and 2012, respectively. Total amount billed to XA from LSC Capital Advisor is $142,060 and $151,245 for the year ended 2013 and 2012, respectively.

Except the above transactions, the Company was not a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed.

The Company’s Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate.  The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction.  However, the Board believes that the related party transactions are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2013 and December 31, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Name of Firm	Fiscal Year 2013	Fiscal Year 2012
Malone Bailey – audit and audit related	$33,000	$120,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The financial statements of CMG Holdings Group, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

2.1	Agreement and Plan of Reorganization dated May 27, 2008 between CMG Holding, Inc. and Creative Management Group, Inc.	8-K	May 5, 2008
3.1	Certificate of Incorporation of Pebble Beach Enterprises, Inc. dated July 26, 2004	10-SB	February 1, 2006
3.2	Amendment to Certificate of Incorporation of CMG Holding, Inc., dated February 20, 2008	8-K	February 20, 2008
3.3	Bylaws of CMG Holdings, Inc.	8-K	February 20, 2008
3.4	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock dated March 31, 2011	8-K	April 6, 2011
3.6	Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock dated March 31, 2011	8-K	April 12, 2011
4.1	Form of Convertible Promissory Notes issued to Continental Equities, LLC on September 7, 2012 *
4.2	Form of Convertible Promissory Notes issued to Asher Enterprises, Inc. on May 20, 2013 *
10.1	Stock Purchase Agreement AudioEye date March 31, 2010.	10-K	April 15, 2010
10.2	AudioEye Spinoff Master Agreement dated June 22, 2011	8-K	June 24, 2011
10.3	Revised AudioEye Spinoff Master Agreement dated April 5, 2012	8-K	April 27, 2012
10.4	Royalty Agreement, dated June 22, 2011, by and between the Company and AudioEye *
10.5	Services Agreement, dated June 22, 2011, by and between the Company and AudioEye *
10.6	Call Option Agreement, dated August 1, 2013, between the Company and AudioEye *
10.7	Call Option Agreement Second Extension, dated September 14, 2013, between the Company and AudioEye *
10.8	Call Option Agreement Third Extension, dated November 7, 2013, between the Company and AudioEye *
10.9	Call Option Agreement Second Extension, dated December 16, 2013, between the Company and AudioEye *
10.10	Modification to Separation Agreement and Release, dated June 26, 2013, between the Company and Alan Morell *
10.11	Settlement Agreement, dated August 3, 2013, among the Company, James Ennis, Scott Baily, Martin Boyle, Hudson Capital Advisors and Michael Vandetty *
10.12	Termination Agreement and Release, dated August 3, 2013, among the Company, Continental Investments Group, Inc. and Connied, Inc. *
10.13	Form Resignation and Compensation Agreement, dated February 5, 2014, between the Company and Barry Kernan, Ian Thompson and Declan Keegan*
10.14	Form Indemnification Agreement, dated February 5, 2014, between the Company and Barry Kernan, Ian Thompson and Declan Keegan *
14.1	Code of Ethics	10-KSB	February 20, 2008
21.1	Subsidiaries of Registrant *
31.1	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to Section 302 *
31.2	CMG Holdings Group, Inc. Certification of Chief Financial Officer pursuant to Section 302 *
32.1	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	CMG Holdings Group, Inc. Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
101**	Interactive Data Files for CMG Holdings Group, Inc. 10K for the Year Ended December 31, 2012
101 INS**	XBRL Instance Document
101 SCH**	XBRL Taxonomy Extension Schema Document
101 CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101LAB**	XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMG HOLDINGS GROUP, INC.

Dated: April 15, 2014	By:	/s/ Glenn Laken
Glenn Laken Chief Executive Officer
Dated: April 15, 2014	By:	/s/ Jeffrey Devlin
Jeffrey Devlin Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014	By:	/s/ Glenn Laken
Glenn Laken Chairman
Dated: April 15, 2014	By:	/s/ Jeffrey Devlin
Jeffrey Devlin Vice Chairman
Dated: April 15, 2014	By:	/s/ David J. Kovacs
David J. Kovacs Director
Dated: April 15, 2014	By:	/s/ Ronald Burkhardt
Ronald Burkhardt Director

CMG HOLDINGS GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders’ Deficit	F-6

Consolidated Statements of Cash Flows	F-7

Notes to the Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Russell E. Anderson, CPA	To The Board of Directors and Stockholders
Russ Bradshaw, CPA	CMG Holdings Group, Inc.
William R. Denney, CPA	333 Hudson Street, Suite 303
Sandra Chen, CPA	New York, New York 10013

5296 S. Commerce Dr Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701 abcpas.net
We have audited the accompanying balance sheets of CMG Holding Group, Inc. (the “Company”) as of December 31, 2013, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMG Holdings Group, Inc. as of December 31, 2013, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has negative working capital and has suffered recurring losses from operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anderson Bradshaw PLLC
Certified Public Accountants
Salt Lake City, Utah
April 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CMG Holdings Group, Inc.

Dear Board of Directors:

We have audited the accompanying consolidated balance sheets of CMG Holdings Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012  and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 18, 2013

CMG HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$476,588	$238,124
Marketable securities	764,088	274,651
Accounts receivable, net of allowance of $0 and $0, respectively	287,094	252,567
Other current assets	8,400	15,000
Total Current Assets	1,536,170	780,342

Other noncurrent assets	60,078	57,833
TOTAL ASSETS	$1,596,248	$838,175

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$627,695	$546,852
Accounts payable – related party	-	19,625
Deferred compensation	486,875	396,875
Accrued liabilities	593,710	325,674
Deferred income	13,370	13,370
Derivative liabilities	11,121	145,970
Short term debt, net of unamortized discount of $0 and $0, respectively	9,943	150,431
Total Current Liabilities	1,742,714	1,598,797

COMMITMENTS AND CONTINGENCIES
Notes Payable, net of debt discount of $0 and $7,739, respectively	-	629,261

TOTAL LIABILITIES	1,742,714	2,228,058

STOCKHOLDERS’ DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; no shares issued and outstanding as of December 31, 2013 and 2012	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 0 and 50,000 shares issued and outstanding as of December 31, 2013 and 2012	-	50
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 283,657,190 and 294,650,743 shares issued and outstanding as of December 31, 2013 and 2012	283,657	294,651
Additional paid in capital	14,529,751	14,469,341
Treasury Stock, 37,174 and 37,174 shares held, respectively, at cost of -0-, as of December 31, 2013 and 2012.	-0-	-0-
Accumulated deficit	(14,959,874)	(16,153,925)

TOTAL STOCKHOLDERS’ DEFICIT	(146,466)	(1,389,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,596,248	$838,175

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012
Revenues	$7,413,796	$8,125,196

Operating Expenses:
Cost of revenues	5,296,280	5,792,283
Depreciation and amortization expense	-	74,850
Gain on bad debt recovery	-	(36,250)
General and administrative expenses	2,875,363	3,923,919
Total Operating Expenses	8,171,643	9,754,802
Operating Loss	(757,847)	(1,629,606)

Other Income (Expense):
Gain on extinguishment and forgiveness of liability	793,732	1,441,762
Gain (loss) on derivative liability	210,180	(547,318)
Gain (loss) on extinguishment of debt	-	75,618
Realized gain on marketable securities	524,668	-
Unrealized gain on marketable securities	622,769	-
Other income	56,394	5,721
Interest expense	(255,845)	(907,916)
Total Other Income (Expense)	1,951,898	67,867
Income (loss) from continuing operations	1,194,051	(1,561,739)

Discontinued Operations:
Loss from discontinued operations	-	(541,508)
Gain on sale of discontinued operations	-	4,339,564
Total income (loss) discontinued operations	-	3,798,056
Net Income	$1,194,051	$2,236,317

Basic income (loss) per common share for continuing operations	$0.00	$(0.01)
Basic income per common share for discontinued operations	$0.00	$0.02
Total basic income per common share	$0.00	$0.01
Diluted loss per share for continued operations	$0.00	$(0.00)
Diluted income (loss) per common share for discontinued operations	$0.00	$0.01
Total diluted income per common share	$0.00	$0.01

Basic weighted average common shares outstanding	289,674,514	237,199,982
Diluted weighted average common shares outstanding	290,668,814	259,401,574

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Treasury Stock		Common Stock		Additional Paid	Accumulated	Total Shareholders'
	Shares	Par	Shares	Cost	Shares	Par	in Capital	Deficit	Deficit

Balance, December 31, 2011	50,000	$50	37,174	$-	124,811,383	$124,812	$12,254,301	$(18,390,242)	$(6,011,079)
Shares issued for services	-	-	-	-	14,150,000	14,150	179,950	-	194,100
Shares issued for debt	-	-	-	-	145,989,360	145,989	618,090	-	764,079
Shares issued for debt modification	-	-	-	-	7,100,000	7,100	166,450	-	173,550
Shares issued for debt inducement	-	-	-	-	600,000	600	10,886	-	11,486
Shares issued for debt modification	-	-	-	-	2,000,000	2,000	15,800	-	17,800
Loss on debt settlement of derivative liabilities through conversion of related notes payable	-	-	-	-	-	-	1,223,864	-	1,223,864
Net income	-	-	-	-	-	-		2,236,317	2,109,117
Balance, December 31, 2012	50,000	$50	37,174	$-	294,650,743	$294,651	$14,469,341	$(16,153,925)	$(1,517,083)

Cancellation of preferred and common stock from settlement agreement with Continental	(50,000)	(50)	-	-	(18,079,267)	(18,079)	18,129	-	-
Shares issued for debt	-	-	-	-	2,800,000	2,800	23,800	-	26,600
Shares issued for debt conversion	-	-	-	-	4,285,714	4,285	18,481	-	22,766
Net income	-	-	-	-	-	-	-	1,194,051	1,321,251
Balance, December 31, 2013	-	$-	37,174	$-	283,657,190	$283,657	$14,529,751	$(14,959,874)	$(146,466)

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations		$1,194,051	$2,236,317
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Gain on recovery of bad debt		-	(36,250)
Amortization of deferred financing costs		-	19,879
Amortization of debt discount		152,848	784,409
Shares issued for services		-	194,100
Gain on sale of subsidiary		-	(4,339,564)
Gain on forgiveness of accounts payable and accrued liabilities		-	(1,441,762)
Amortization of intangible assets		-	74,580
(Gain) loss on derivatives		(210,180)	547,318
(Gain) loss on extinguishment of debt		(793,732)	(75,618)
Realized gain on trading securities		(524,668)
Unrealized gain on trading securities		(622,769)
Changes in:
Increase in accounts receivable		(34,527)	(144,698)
Increase (decrease) in prepaid expense and other current assets		4,334	(18,727)
Increase in deferred income		-	(202,995)
Increase in accrued liabilities		456,368	2,031,216
Increase in accounts payable		80,043	(35,102)
Decrease in accounts payable, related party		(19,625	(162,925
Net cash provided by (used in) operating activities		(317,057)	(569,822)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of trading securities		658,021	-
Cash paid transferred upon sale of Audio Eye, Inc.		-	(4,841)
Net cash provided by (used in) investing activities		658,021	(4,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related parties debt		-	(37,000)
Advances from related parties		-	9,704
Proceeds from issuance of debt		104,500	70,000
Proceeds from related party debt		-	415,640
Capital contributions		-	21,104
Payments on debt		(207,000)	-
Net change in line of credit		-	(4,440)
Net cash (used in) provided by financing activities		(102,500)	475,008
Net increase in cash		238,124	(99,655)
Cash, beginning of period		168,624	337,779
Cash, end of period		476,588	$238,124

Supplemental cash flow information:
Interest paid		$87,273	$4,675
Non-cash investing and financing activity:
Discount on shares issued with notes payable		$98,097	$11,486
Reclassification of accrued liabilities into debt		$-	$545,000
Reclassification of accounts payable to short term debt		$-	$522,943
Reclassification of short term debt to accounts payable		$-	$13,000
Discount on notes payable from derivative liability		$-	$636,902
Reclassification of derivative liabilities to additional paid-in capital	$		$1,211,795
Conversion of debt to equity	$		$755,007

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Creative Management Group, Inc. was formed in Delaware on August 13, 2002 as a limited liability company named Creative Management Group, LLC. On August 7, 2007, this entity converted to a corporation and changed its legal name to Creative Management Group Inc.  The Company is a sports, entertainment, marketing and management company providing event management implementation, sponsorships, licensing and broadcast, production and syndication.

On February 20, 2008, Creative Management Group, Inc. formed CMG Acquisitions, Inc., a Delaware company, for the purpose of acquiring companies and expansion strategies. On February 20, 2008, Creative Management Group, Inc. acquired 92.6% of Pebble Beach Enterprises, Inc. (a publicly traded company) and changed the name to CMG Holdings Group, Inc. (“the Company”). The purpose of the acquisition was to effect a reverse merger with Pebble Beach Enterprises, Inc. at a later date. On May 27, 2008, Pebble Beach entered into an Agreement and Plan of Reorganization with its controlling shareholder, Creative Management Group, Inc., a privately held Delaware corporation. Upon closing the eighty shareholders of Creative Management Group delivered all of their equity interests in Creative Management Group to Pebble Beach in exchange for shares of common stock in Pebble Beach owned by Creative Management Group, as a result of which Creative Management Group became a wholly-owned subsidiary of Pebble Beach. The shareholders of Creative Management Group received one share of Pebble Beach’s common stock previously owned by Creative Management Group for each issued and outstanding common share owned of Creative Management Group. As a result, the 22,135,148 shares of Pebble Beach that were issued and previously owned by Creative Management Group, are now owned directly by its shareholders. The 22,135,148 shares of Creative Management Group previously owned by its shareholders are now owned by Pebble Beach, thereby making Creative Management Group a wholly-owned subsidiary of Pebble Beach. Pebble Beach did not issue any new shares as part of the Reorganization. The transaction was accounted for as a reverse merger and recapitalization whereby Creative Management Group is the accounting acquirer. Pebble Beach was renamed CMG Holdings Group, Inc.

On April 1, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed the acquisition of XA The Experiential Agency, Inc. On March 31, 2010, the Company and AudioEye, Inc. (“AudioEye”) completed the final Stock Purchase Agreement under which the Company acquired all of the outstanding capital stock of AudioEye. On June 22, 2011 the Company entered into a Master Agreement subject to shareholder approval as may be required under applicable law and subject to closing conditions with AudioEye Acquisition Corp., a Nevada corporation where the shareholders of AudioEye Acquisition Corp. exchanged 100% of the stock in AudioEye Acquisition Corp for 80% of the capital stock of AudioEye. The Company retained 15% of AudioEye subject to transfer restrictions in accordance with the Master Agreement; on October 2012, the Company distributed to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Master Agreement.

Principles of Consolidation

The consolidated financial statements include the accounts of CMG Holdings Group, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., XA The Experiential Agency, Inc. ("XA"), CMGO Logistics, Inc., USaveCT and USaveNJ, after elimination of all significant inter-company accounts and transactions.

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

Concentrations of Risk

The Company maintains its cash balances at two financial institutions where they are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At December 31, 2013 and 2012, neither of these accounts was in excess of the limit. The Company also maintains a money market investment account at one securities firm where the account is insured by the Securities Investor Protection Corporation up to $500,000 for the bankruptcy, etc., of the securities firm. At December 31, 2013 and 2012, the account had no balance in excess of the limit. For the years ended December 31, 2013 and 2012, one customer exceeds 10% of the Company’s total revenue, representing 72% and 64% of the Company’s total revenues during the year ended December 31, 2013 and 2012, respectively.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Revenue and Cost Recognition

The Company earns revenues by providing event management services under individually negotiated contracts with varying terms, recognizing revenue in accordance with ASC 605, Revenue Recognition, only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the services have been provided and collectability is assured.   In arrangements where key indicators suggest the Company acts as principal, the Company records the gross amount billed to the client as revenue and the related costs incurred as operating expenses as the services are provided.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from event management services, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis and do not bear interest, although a finance charge may be applied to amounts outstanding more than thirty days. Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.  There were no allowances for doubtful accounts as of December 31, 2013 or 2012.

Share-Based Compensation

The Company accounts for share-based compensation to employees in accordance with Accounting Standards Codification subtopic 718-10, Stock Compensation (“ASC 718-10”) and share-based compensation to non-employees in accordance with ASC 505-50 Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. ASC 718-10 and 505-50 require the measurement and recognition of compensation expense for all share-based payment awards, including stock options based on the estimated fair values.

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, The Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820, Fair Value Measurements (ASC 820), based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is generally between three and five years. Depreciation expense was $0 and $0 for the years ended December 31, 2013 and December 31, 2012, respectively.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Intangible Assets

Intangible assets are stated at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the respective asset, which is three years. Amortization expense was $0 and $74,580 for the years ended December 31, 2013 and December 31, 2012, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Fair Value Measurements

ASC 820 and ASC 825, Financial Instruments (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2013 and 2012:

December 31, 2013	Level 1	Level 2	Level 3	Total
Marketable trading securities	$764,088	$-	$-	$764,088
Derivative Liabilities	$-	$-	$11,121	$11,121

December 31, 2012	Level 1	Level 2	Level 3	Total
Marketable trading securities	$274,651	$-	$-	$274,651
Derivative Liabilities	$-	$-	$145,970	$145,970

Investments in Debt and Equity Securities

The Company applies the provisions of Accounting Standards Codification 320, Investments – Debt and Equity Securities, regarding marketable securities. The Company invests in securities that are intended to be bought and held principally for the purpose of selling them in the near term, and as a result, classifies such investments as trading securities. Trading securities are recorded at fair value on the balance sheet with changes in fair value being reflected as unrealized gains or losses in the current period. In addition, the Company classifies the cash flows from purchases, sales, and maturities of trading securities as cash flows from operating activities.

Details of the Company's marketable trading securities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Aggregate fair value	$764,088	$274,651
Gross unrealized holding gains	622,769	-

Proceeds from sales ($573,022 stocks plus $85,000 options)	$658,021	$-
Gross realized gains (stocks and options)	524,668	-
Gross realized losses	-	-
Other than temporary impairment	-	-

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

As consideration for the sale, the purchaser repaid $1,075,000 of debt previously owed by CMG to the CMGO Investors group.  As a result of the sale of AudioEye, the net assets of AudioEye and the related accrued interest of $203,590 were written off during the year ended December 31, 2012. In addition, the Company is currently holding AudioEye shares with a fair value of $764,088. A gain of $4,115,771 was recorded for the sale of AudioEye for the year ended December 31, 2012 as follows:

Repayment of CMGO Debt	$1,075,000
Accrued Interest on CMGO Debt	203,590
Shares of AudioEye, Inc. Retained	268,750
Net Assets of AudioEye, Inc. Sold	2,568,431
$4,115,771

As a result of the sale of AudioEye, the Company has segregated its operating results and presented them separately as discontinued operations for all periods presented. The results of operations for the year ended December 31, 2012 only reflect activity of AudioEye until the finalization of the sale on August 17, 2012.

A summarized operating result for discontinued operations is as follows:

	For the Year Ended December 31,
	2013	2012
Revenues	$-	$(95,736)
Cost of revenues	-	198,568
Depreciation and amortization expense	-	2,078
Operating expenses	-	422,339
Operating Loss		527,249

Unrealized gain on marketable securities	-	24,000
Interest Expense	-	(377)
Net Loss from discontinued operations	$-	$503,626

 Summary of asset and liabilities of discontinued operations is as follows:

	August 17, 2012	December 31, 2012
Cash	$4,841	$27,425
Receivables	47,429	10,901
Receivables - related party	15,250	13,125
Investments	42,000	18,000
Property and Equipment	7,688	6,000
Total assets of discontinued operations	$117,208	$75,451

Accounts payable and accrued liabilities	1,195,622	828,407
Deferred income	114,378	12,308
Short term debt	24,000	72,900
Long term debt	1,351,640	1,245,843
Total liabilities of discontinued operations	$2,685,640	$2,159,458

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

NOTE 3 - EQUITY

Preferred Stock

Series B Preferred Stock and Inventory Purchase

On March 31, 2011 the Company acquired 20,000 cartoon animated cels (the “Cel Art”) from Continental Investments Group, Inc. (the “Agreement”). The Company issued 50,000 shares of its Series B Convertible Preferred Stock to Continental Investments Group, Inc. as consideration for the Cel Art, such shares of Series B Convertible Preferred Stock having a stated value per share of $100. The Cel Art consists of collectible, hand-painted cartoon animation cels. The shares of Series B Preferred Stock are convertible into common shares of the Company at the stated value of $100 per share divided by the volume weighted average trading price for the 30 days prior to conversion. The preferred shares are non-voting and do not receive dividends. The Company determined the fair value of the preferred stock to be $3,240,502 on the acquisition date based on the number of shares of common stock the preferred shares could be converted into and the market price of the common stock on the agreement date. The cartoon animated cels are valued at the lower of cost or market. As of December 31, 2011, Management wrote down the inventory to zero. The Company also analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 and determined that the conversion option should be classified as equity.  During the year ended December 31, 2011, the Company determined that due to uncertainties related to future sales of the Cel Art, the entire balance should be reserved as of December 31, 2011.

During August 2013, the Company entered into a Termination Agreement and Release (the “Agreement”) with Continental Investments Group (Continental), the holder of a $85,000 convertible note payable of the Company and the holder of 2,500,000 shares of restricted common stock.  The Agreement calls for the termination and cancellation of a Sale and Purchase agreement, whereby the Company agreed to issue 50,000 shares of Series B Convertible Preferred Stock in exchange for 20,000 cartoon animated Cels. The Agreement also calls for the cancellation of the $85,000 convertible note and related interest and for Continental to return the 2,500,000 shares of restricted common stock.

Series A Preferred Stock Issuance and Rescission

On March 31, 2011 the Company approved the issuance of 51 shares of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to three officers of the Company in consideration for the officers forgiving $300,000 of accrued salaries. Each share of Series A Preferred Stock is convertible into 1% of the Company’s common stock. The number of votes for the Series A Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion. The Series A Preferred Stock is not entitled to dividends or preference upon liquidation. On May 16, 2011 the Company rescinded the above agreement with an effective date of March 31, 2011. There are no shares of Series A Preferred Stock issued or outstanding as December 31, 2013 or 2012.

Common Stock

Shares Issued for Conversion of Debt

During the year ended December 31, 2012 the Company issued 145,989,360 shares of common stock to convert $764,079 of notes payable and accrued interest.  See also Note 4.

On April 25, 2013, the Company issued 4,285,714 shares of common stock to convert $15,000 of the convertible promissory note that was issued to Asher Enterprises, Inc. on October 16, 2012. See also Note 4.

During June 2013, the Company issued 2,800,000 shares of common stock to settle a $637,000 note payable, resulting in a gain on settlement of debt of $610,400.

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

During August 2013, the Company entered into a Termination Agreement and Release (the “Agreement”) with Continental Investments Group (Continental), the holder of a $85,000 convertible note payable of the Company and the holder of 2,500,000 shares of restricted common stock.  The Agreement called for the termination and cancellation of a Sale and Purchase agreement, whereby the Company agreed to issue 50,000 shares of Series B Convertible Preferred Stock in exchange for 20,000 cartoon animated Cels. The Agreement also called for the cancellation of the $85,000 convertible note and related interest and for Continental to return the 2,500,000 shares of restricted common stock and 50,000 shares of Series B Convertible Preferred Stock, valued at par of $2,550. This resulted in a gain on settlement of debt of $85,000.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Common Stock Warrants

During 2011, eight individuals purchased 3,870,000 shares of common stock, 774,000 A Warrants and 774,000 B Warrants for $217,000.  A total of 574,000 and 200,000 A Warrants are exercisable at a strike price of $0.25 and $0.10, respectively for three years; 574,000 and 200,000 B Warrants are exercisable at a strike price of $0.50 and $0.20, respectively for three years. The Company can call each of the Warrants after twelve months if the price of the Common Shares of the Company in the Market is 150% of the Warrant strike price for 10 consecutive days.

During March 31, 2010, 250,000 shares of warrants issued to AudioEye at an exercise price of $0.07 per share and a term of 5 years. See Note 5 for additional information on the derivative liability.

A summary of warrant activity for year ended December 31, 2013 and 2012 is as follows:

	Outstanding and Exercisable	Weighted average Exercise Price

December 31, 2011	1,798,000	$0.28
Granted	-	-
Exercised	-	-
December 31, 2012	1,798,000	$0.28
Granted	-	-
Exercised	-	-
December 31, 2013	1,798,000	$0.28

As of December 31, 2013, the warrants have a weighted average remaining life of 0.53 years with $0 aggregate intrinsic value.

NOTE 4 - NOTES PAYABLE

Asher Enterprises, Inc.

On October 16, 2012 the Company issued a convertible promissory note for $32,500 to Asher. The convertible promissory note bears interest at 8% and is due on July 18, 2013 and any amount not paid by July 18, 2013 will incur a 22% interest rate. The note is convertible at 50% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

In conjunction with the issuance of the promissory note, $2,500 was recorded as debt discount. The discount is being amortized over the term of the note to interest expense. During April 2013, the Company paid off the $32,500 note and accrued interest and penalties of $10,000.  The discount balance was $0 and $1,809 as of December 31, 2013 and 2012, respectively.  Amortization of $34,309 was recognized as interest expense during the year ended December 31, 2013.

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

During December 2013, the Company paid off the $53,000 note and accrued interest of $18,023.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Paul Sherman Agreement

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible promissory note bearing interest at 2% and due on May 15, 2013. The convertible promissory note is convertible at a price equal to the close price on the day prior to Paul Sherman’s request for conversion, but not to go below $.001. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $8,875 on the date of the note. The discount is being amortized over the term of the note to interest expense. The discount balance was $0 and $3,376 as of December 31, 2013 and 2012, respectively.  Amortization of $3,376 was recognized as interest expense as of December 31, 2013. The convertible promissory note has an outstanding balance of $9,943 and $9,943 as of December 31, 2013 and 2012, respectively.

Continental Equities, LLC

On September 7, 2012 the Company issued a convertible promissory note for $50,000 to Continental Equities, LLC (“Continental”) for the assignment of an equivalent amount of the Company’s account payable to Continental. The convertible promissory note bears interest at 12% and was due on May 15, 2013.  During December 2013, the Company paid off the $50,000 note and accrued interest and penalties of $34,000.

On September 7, 2012 the Company issued a convertible promissory note for $20,000 to Continental Equities, LLC for the assignment of an equivalent amount of the Company’s accrued interest to Continental. The convertible promissory note bore interest at 12%. During May 2013, a related party entity paid the $20,000 convertible promissory note plus accrued interest in full.

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

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
DECEMBER 31, 2013 and 2012

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

During August 2013, the Company entered into a Termination Agreement and Release (the “Agreement”) with Continental Investments Group (Continental), the holder of a $85,000 convertible note payable of the Company and the holder of 2,500,000 shares of restricted common stock.  The Agreement calls for the termination and cancellation of a Sale and Purchase agreement, whereby the Company agreed to issue 50,000 shares of Series B Convertible Preferred Stock in exchange for 20,000 cartoon animated Cels. The Agreement also calls for the cancellation of the $85,000 convertible note and related interest and the Continental to return the 2,500,000 shares of restricted common stock and 50,000 shares of Series B Convertible Preferred Stock, valued at par of $2,550. This resulted in a gain on settlement of debt of $85,000.

The discount was being amortized over the term of the note to interest expense. The discount balance was $0 and $34,170 as of December 31, 2013 and 2012, respectively.  Amortization of $34,170 was recognized as interest expense as of December 31, 2013.  The convertible promissory note has an outstanding balance of $0 and $85,000 as of December 31, 2013 and 2012, respectively.

Alan Morell

On September 26, 2012, the Company issued two convertible promissory notes for $112,000 and $525,000 to Alan Morell for outstanding amounts owed for the Company’s line of credit and accrued salary, respectively. The notes bore interest at 2% and were due on April 4, 2013 and April 26, 2014, respectively. The notes became convertible at $0.04 and $0.06, respectively, as of November 15, 2012. During June 2013, the Company issued 2,800,000 shares of common stock to settle the notes totaling $637,000, resulting in a gain on settlement of debt of $610,400.

The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at inception and on the date of conversion with the change in fair value recorded to earnings.  The addition of the embedded conversion options resulted in a discount to the notes of $27,573 on November 15, 2012. The discounts were being amortized over the terms of the notes to interest expense. The discount balances were $0 and $7,739 as of December 31, 2013 and 2012, respectively.  Amortization of $7,739 was recognized as interest expense during the year ended December 31, 2013.  The convertible promissory notes have an outstanding balance of $0 and $637,000 as of December 31, 2013 and 2012, respectively.

Infinite Alpha

On April 29, 2013 the company issued a convertible promissory note for $51,500 to Infinite Alpha with undetermined conversion terms. The promissory note was unsecured, bore interest at 20%, and was due on demand.  During December 2013, the Company paid off the $51,500 note and accrued interest and penalties of $10,250.

During the year ended December 31, 2013, the Company wrote off $98,332 of accrued interest to gain on settlement of debt. The total gain on settlement of debt recorded was $793,732 and total amortization of debt discount was $152,848 as of December 31, 2013.

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Embedded Derivative Liabilities in Convertible Notes

During the years ended December 31, 2013 and 2012, the Company recognized new derivative liabilities of $98,097 and $721,590, respectively, as a result of new convertible debt issuances.  The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $0 and $138,820 for the years ended December 31, 2013 and 2012, respectively.  As a result of conversion of notes payable described in Note 4, the Company reclassified $0 and $9,240,920 from equity and $0 and $1,213,271 of derivative liabilities to equity during the years ended December 31, 2013 and 2012, respectively.  The Company recognized ($210,810) and $404,688 as a (gain) loss on derivatives due to change in fair value of the liability during the year ended December 31, 2013 and 2012, respectively. The fair value of the Company’s embedded derivative liabilities was $11,121 and $145,970 at December 31, 2013 and 2012, respectively

Warrants

During 2011, 774,000 A Warrants and 774,000 B warrants were issued to individuals. The Company determined that the instruments embedded in the warrants should be classified as liabilities.  During March 31, 2010, 250,000 shares of warrants issued to AudioEye at an exercise price of $0.07 per share and a term of 5 years.

Under ASC 815-15, the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of December 31, 2013 and 2012 was $1,811 and $12,007, respectively.  The Company recognized a gain of $10,196 and $333 related to the warrants for the years ended December 31, 2013 and 2012, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2011	$444,150
ASC 815-15 additions	721,590
Change in fair value	192,025
ASC 815-15 deletions	(1,211,795)
Balance at December 30, 2012	145,970
ASC 815-15 additions	98,097
Change in fair value	(210,180)
ASC 815-15 deletions	(22,766)
Balance at December 30, 2013	$11,121

The Company values its warrant derivatives and all other share settable instrument using the Black-Scholes option pricing model. Assumption used include (1) 0.06% to 0.13% risk-free interest rate, (2) life is the remaining contractual life of the instrument (3) expected volatility 55% to 239%, (4) zero expected dividends, (5) exercise price as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

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

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. The Company disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. The Company has retained counsel and is prepared to defend this lawsuit. The Company believes that the claims are frivolous pursuant to the terms of the contract. The case was settled on September 28, 2012 for $30,000. The Company has accrued for this liability as of December 31, 2013 and 2012.

On March 28, 2014 we received a letter from a former Chief Executive Officer of our subsidiary, XA, claiming unpaid severance and paid- time-off. Total of the contingent claim amounted to $250,661.  We are currently in the process to settle the claim.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had outstanding accounts payable to a former officer and director who was a related party at December 31, 2012 of $19,625. The payables represent legal and administrative fees paid on behalf of the Company.  These payables were settled during the year ended December 31, 2013.

During December 2012, the Company entered into a Mutual Separation Agreement and General Release (“Separation Agreements”) with former officers and directors of the Company, James Ennis, CEO and Chairman, and Michael Vandetty, Chief Legal Counsel and Director.  The Separation Agreements provide for the termination of the former officers employment agreements and waiver of the employment agreement severance clauses as well as forgiveness of a total of $39,532 in accrued expenses and $670,730 in accrued salary due the former officers.  The forgiven amounts due were recorded as contributions of capital during the year ended December 31, 2012.

One of Company’s subsidiaries has business trade payable due to a consulting firm which is controlled by its former CEO. The payable for $47,912 and $27,280 is included in account payable as of December 31, 2013 and 2012, respectively.  Total amount billed to the Company from the consulting firm is $142,060 and $151,245 for the year ended 2013 and 2012, respectively.

NOTE 8 - SEGMENTS

The Company had one reportable segment during the year ended December 31, 2013, event marketing, and three reportable segments during the year ended December 31, 2012, event marketing, talent management and consulting services. During the year ended December 31, 2012, the Company discontinued the talent management and consulting services segments (see Notes 9 and 2, respectively) and has one remaining segment, event marketing, at December 31, 2013 and 2012.

NOTE 9 - SALE OF CREATIVE MANAGEMENT OF DELAWARE, INC.

On June 25, 2012, the Company, as a result of desiring to exit from the talent management business, sold its wholly owned subsidiary Creative Management of Delaware, Inc. (formerly Creative Management Group, Inc.) to Creative Management Global, Inc. pursuant to a Stock Purchase Agreement. The Purchase Price of this Agreement calls for Creative Management Global, Inc. to pay to the Company as consideration for the shares of Creative Management of Delaware, Inc., a royalty payment and deferred payment. The royalty payment is effective as of the closing of this agreement and for a period of nineteen (19) months of 10% of cash or other payment received as gross revenues less direct costs earned. The remainder of the purchase price, following payment of the royalty payments, will consist of a final payment to the Company by Creative Management Global, Inc. in the amount of One Hundred Thirty Three Thousand ($133,000). The final payment will be paid after Creative Management Global, Inc. year-end 2013 financial statements are completed and audited by an independent accounting firm and will reflect the total company gross revenues less direct costs for the years 2012, and 2013. No assets have been sold in this transaction and, as a result, no gain was recorded on the sale of this subsidiary.

NOTE 10 – RESIGNATION OF CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD.

On September 26, 2012, Alan Morell officially resigned as Chief Executive Officer and Director of the Company. In conjunction with the resignation, Mr. Morell was issued a convertible note for $525,000 representing the amount of accrued salary owed to him by the company up to the date of resignation and assumed all obligations related to a Smith Barney Credit Line that was secured by Mr. Morell’s security accounts and issued another convertible note to Morell for $112,000. The notes bore interest at 2% and were due on April 26, 2014. The notes were convertible beginning on November 15, 2012 at a conversion price of $0.06 per share. During June 2013, the Company issued 2,800,000 shares of common stock to settle the notes totaling $637,000, resulting in a gain on settlement of debt of $610,400.

NOTE 11 - GOING CONCERN

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company subsidiary rents office space for its office at Chicago and New York. The lease expires in March 31, 2021 for its Chicago office.  During 2013, the Company renewed a five year lease expiring May 31, 2018 for its New York office.  Future minimum lease payments under the two operating lease are as follows:

Year ending December 31, 2013
2014	$191,137
2015	196,805
2016	202,572
2018	208,440
2019	141,784
After	214,205

Except as discussed above in Note 6, The Company is not the subject of any pending legal proceedings and, to the knowledge of management; no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

NOTE 13 - SUBSEQUENT EVENTS

On March 28, 2014, CMG Holdings, Inc. (the “Company” or “CMG”), completed its acquisition of 100% of the shares of Good Gaming, Inc. (“GGI”) by entering into a Share Exchange Agreement (the “SEA”) with BMB Financial, Inc. and Jackie Beckford, GGI’s shareholders. The owner of BMB Financial, Inc. is also the owner of Infinite Alpha, Inc. which provides consulting services to CMG. Pursuant to the SEA, for 100% of the shares of GGI, CMG paid: 5,000,000 shares of its $0.001 par value per share common stock, $33,000 in equipment and consultant compensation and a commitment to pay $200,000 in development costs, of which $50,000 had been advanced by the Company. In addition, the SEA calls for CMG to adopt an incentive plan for GGI pursuant to which the GGI officers, directors and employees are to receive up to 30% of the net profits of GGI and up to 30% of the proceeds of any sale of GGI or its assets.

On March 28, 2014 we received a letter from a former CEO of our subsidiary, XA, claiming unpaid severance and paid- time- off. Total of the contingent claim amounted to $250, 661. We are currently in the process to settle the claim.

On January 28, 2014, we sold a total of 1,500,000 shares of Common Stock to an investor for gross proceeds of $15,000.

On April 9, 2014, we issued a total of 522,000 shares of Common Stock to a consult for investor relation services to be performed pursuant to a Consulting Agreement, dated June 13, 2012.