Form 10-K/A
period 2013-12-31
CMG HOLDINGS GROUP, INC.
filed 2014-04-15
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

                The purpose of this Amendment No. 1 to CMG Holdings Group, Inc. (the “Company”) Annual Report on Form 10-K/A for the year ended December 31, 2013 is to amend and replace the Annual Report on Form 10-K which was submitted by the Company's EDGAR filing service without the Company's knowledge or consent due to an administrative error by such EDGAR filing service.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K/A contains forward-looking statements which include, but are not limited to, statements concerning expectations as to our revenues, expenses, and net income, our growth strategies and plans, the timely development and market acceptance of our products and technologies, the competitive nature of and anticipated growth in our markets, our ability to achieve cost reductions, the status of evolving technologies and their growth potential, the adoption of future industry standards, expectations as to our financing and liquidity requirements and arrangements, the need for additional capital, and other matters that are not historical facts. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “expects”, “intends”, “plans”, “believes, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements, which are included in accordance with the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Unless the context indicates otherwise, the terms “Company”, “Corporate”, “CMGO”, “our”, and “we” refer to CMG Holdings Group, Inc. and its subsidiaries.

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

Business Overview

The Company through its wholly owned subsidiaries, XA, The Experiential Agency and Good Gamin, Inc., is a marketing communications company focused on the operation of organizations in the alternative advertising, digital media, experiential and interactive marketing, and entertainment and an eSports gaming company. XA was formed by a core group of executives who have held senior level positions with several of the largest companies in the entertainment and marketing management industry.  It  delivers customized marketing solutions at optimize profitability by concentrating our resources in those segments of the marketing communications and entertainment industry and operates in the sectors of experiential marketing, event marketing, commercial rights, and talent management.  Good Gaming is building a web-based platform on a subscription based revenue model to provide online gamers with the ability to improve their gaming skills with the goal of enabling them to enter gaming contests or even become professional gamers.

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

XA, The Experiential Agency, Inc. (“XA”)

Overview

XA, The Experiential Agency, Inc. (“XA”) is the Company’s wholly-owned subsidiary engaged in event marketing and management. XA was acquired by the Company on April 1, 2009. It engages in a diverse range of marketing services, including interactive event strategy and planning, creative development, public relations, and nontraditional marketing. XA has staged movie and show premiers, cross-country tours, hosted VIP events, staged press stunts, and other types of media events and services for leading shows, production houses, non-profit agencies and local communities across the United States. In addition to the physical event planning, logistics and event implementation, XA also engages in the interactive side of the events to increase branding awareness over the Internet.

XA’s strong competitive advantage are (i) its long-term presence and it is in its 25th year as a successful top tier event marketing agency, (ii) its outstanding long-term vendor relationships that help deliver exceptional programs to its clients, and (iii) the vertical integration that gives its clients a single-source for all their event marketing needs, which we believe will require less outsourcing and result in increased profitability and enable us to deliver superior customer service and create one-of-a-kind events and programs.

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

While XA continues to seek opportunities and win projects from Fortune 500 clients in the larger enterprise segment, we believes that rapid revenue growth opportunities and margin improvements are available in the comprehensive advisory services to the small to medium enterprise (SME) segment. The SME market has many smaller firms that specialize in only a few aspects of the event marketing and business communications segments, yet SMEs face equally important challenges in terms of brand building and content management. By acting as a comprehensive integrated single source for the total marketing needs of the SMEs, XA has created a niche for itself on a national scale and will replicate the same success strategy internationally under the Company’s holding company model. Given the fact that brand marketers are demanding a full service agency for developing and executing integrated marketing campaigns, we believe that XA will take advantage of the accelerating secular trend of shifts in corporate emphasis toward online event/promotional marketing versus traditional media driven selling efforts. XA is specifically focused on strategically targeting key segments within the event marketing space in order to capture market share in its existing geographic locations as well as to enhance its national and international presence. XA is positioning itself as the one of the few source marketing partners in the market with its unique selling point being the ability to act as a source for the client’s total marketing needs. This would encompass the entire spectrum of services associated with marketing, from strategizing and defining an event portfolio, conceptualization of the event theme and content creation to the final implementation/management of events. XA will also provide an ultimate client return on investment assessment following each implementation.

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

Sources of Revenue

Our revenues are generated through the execution of marketing and communications programs derived primarily across the sectors of event management as well as various media, planning and other management programs. The majority of our contracts with our clients are negotiated individually and the terms of engagement with our clients and basis in which we earn fees and commissions will vary significantly. Contracts with our client are multifaceted arrangements that may include incentive compensation provisions and may include vendor credits. Our largest clients are corporations where they may arrange for our services to be provided locally or nationally. Similar to larger marketing communications companies operating in our sector, our revenues are primarily derived from planning and executing marketing and communications programs in various operating sectors. Most of our client contracts are individually negotiated where terms of engagements and consideration in which we earn revenues vary among planning, creation, implementation and executions of marketing and communications programs specific to the sectors of talent management, event management, and commercial rights. Several of our clients have complex contract arrangements; therefore, we provide services to our clients from our own offices as well as onsite where the events are held. In arranging for such services, we may enter into national or local agreements and estimates are involved in determining both amount and timing of revenue recognition under these arrangements.

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

Clients

The Company serves clients across the marketing communication industry. Marketing agreements for our clients means that the Company handles marketing communications and multiple brands, product lines of the client in every geographical location. We have contracts with many of our clients and the terms of the contracts are customary in the industry. These contracts provide for termination by either party on relatively short notice. “Management’s Discussion and Analysis — Executive Overview” for a further discussion of our arrangements with our clients.

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

Recent Acquisition of Good Gaming

On March 28, 2014, the Company completed its acquisition of 100% of the equity interests of Good Gaming, Inc. (“GGI”) by entering into a Share Exchange Agreement (the “SEA”) with BMB Financial, Inc. and Jackie Beckford, GGI’s shareholders.  The owner of BMB Financial, Inc. is also the owner of Infinite Alpha, Inc. which provides consulting services to CMG.  Pursuant to the SEA, for 100% of the shares of GGI, CMG paid: 5,000,000 shares of its common stock, par value $0.001 per share (“Common Stock”), $33,000 in equipment and consultant compensation and a commitment to pay $200,000 in development costs, of which $50,000 had been advanced by CMG.  In addition, the SEA calls for CMG to adopt an incentive plan for GGI pursuant to which the GGI’s officers, directors and employees will receive up to 30% of the net profits of GGI and up to 30% of the proceeds of any sale of GGI or its assets.

The SEA contains representations and warranties from the former GGI shareholders customary for this type of transaction.

GGI is an online gaming portal with a business objective of assisting eSports gamers to hone and elevate their skills so as to enable them to compete at a higher level in amateur through professional gaming tournaments.  GGI plans to provide its targeted market with access to its proprietary membership based eSports web platform.  GGI intends to provide a service with a monthly membership fee to its target market comprised of 16-25 year old, single, high school/college level adults with disposable income and more than 10 hours of invested game play weekly.

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

AudioEye Separation and Spin-off

On March 23, 2010 the Company entered into a share exchange agreement with the former stockholders of AudioEye, Inc. (hereinafter “AE”) whereby AE became a wholly-owned subsidiary of the Company and the former stockholders of AE retained rights (the “Rights”) to receive cash from the exploitation of AE’s technology. These Rights consisted of 50% of any cash received from income earned, settlements or judgments directly resulting from AE’s patent strategy, net of any direct costs or tax implications incurred in payment of the patent strategy. Additionally, the holders of the Rights were entitled to a share of AE’s net income for 2010, 2011, 2012 and 2013 based on a specified formula.  The holders of the Rights have contributed the Rights to AEAC in exchange for shares of AEAC.  The Company also had issued Senior Secured Notes (the “AE Notes”) in an aggregate principal amount of $1,075,000 to such former shareholders of AE.

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

Recent Developments

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

On December 18, 2012, the Company entered into Mutual Separation and Release Agreements (the “Separation Agreements”) with Ennis and Vandetty pursuant to which each of Ennis and Vandetty resigned each of their positions with the Company, agreed to termination of their employment agreements, agreed to lockup provisions as provided in the Lockup Agreements (the “Ennis Lockup Agreements”) with respect to their Company shares and shares of AudioEye, Inc. and each received 45% of the stock of the Company’s former subsidiaries, UsaveNJ, Inc. and UsaveNJ, Inc.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATEDSTOCKHOLDERMATTERS, AND ISSUER PURCHASES OF EQUITYSECURITIES

Our common stock has been quoted on the Over the Counter Markets (OTC) since October 2007 and currently lists on OTCQB which is the middle tier of the OTC Market. OTCQB companies report to the SEC or a U.S. banking regulator, making it easier for investors to identify companies that are current in their reporting obligations.

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

On February 22, 2013, the Company completed the distribution a total of 1,500,259 shares of AudioEye’s common stock as dividend to the Company shareholders on the record date of October 26, 2012 on a pro rata basis after the SEC declared the registration statement on Form S-1 filed by AudioEye effective on January 19, 2013.  For more details of the referenced distribution, please refer to Item 1, the section under “AudioEye Separation and Spin-off.”

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2013, there was no share of preferred stock issued or outstanding.

Transfer Agent

The Company’s transfer agent and registrar of the common stock is Corporate Stock Transfer, Inc. 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209. (303) 282-4800.

Notes and Loans

Asher Notes

The Company issued and sold to Asher Enterprises, Inc. a convertible promissory note of principal amount of $32,500 on October 16, 2012 and another convertible promissory note of the principal amount of $53,000 in May 2013. On April 25, 2013, Asher converted $15,000 of the note issued to it in October 2012 into an aggregate of 4,285,714 shares of Common Stock. On November 25, 2013, the Company repaid the remaining balance of the two notes in the total amount of $71,002.66 as principal and accrued interest.

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

Warrants

As of the date of this Report, the Company had warrants to purchase a total of 1,798,000 shares of the Company’s Common Stock issued and outstanding. Among such outstanding warrants, there are Series A Warrants, Series B Warrants and the AudioEye warrants, the terms of which are set forth as the following:

Series A Warrants

There were Series A Warrants to purchase a total of 774,000 shares of the Company’s Common Stock issued and outstanding. Series A Warrants are exercisable within 3 years from issuance and at the exercise price of $0.25 and $0.10, respectively. The Company has the right to call the exercise of Series A Warrants after 12 months from the issuance if the Company’s Common Stock is traded at 150% of the warrant exercise price for 10 consecutive days.

Series B Warrants

There were Series B Warrants to purchase a total of 774,000 shares of the Company’s Common Stock issued and outstanding. Series B Warrants are exercisable within 3 years from issuance and at the exercise price of $0.50 and $0.20, respectively.  The Company has the right to call the exercise of Series B Warrants after 12 months from the issuance if the Company’s Common Stock is traded at 150% of the warrant exercise price for 10 consecutive days.

AudioEye Warrants

On March 31, 2010, the Company and its former subsidiary, AudioEye, executed the final Stock Purchase Agreement where the Company acquired all outstanding shares of AudioEye in exchange for $30,000 cash, 1.5 million shares and warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.07 per share for a term of 5 years plus other contingent consideration.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2013 included with this Form 10-K/A. The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2013. The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

Executive Summary

References in this Annual Report on Form 10-K/A to “CMG Holdings Group,” “CMG,” the “Company,” “we,” “us,” and “our” refer to the Registrant and its subsidiaries. The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”). The Company’s objective is to create shareholder value by building market-leading strategies that deliver innovative, value-added marketing communications and strategic consulting to our clients. The Company manages the business by monitoring several financial and non-financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses. Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location and growth from acquisitions.

Recent Developments

XA, The Experiential Agency, Inc.

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

AudioEye Separation and Spin-off

On March 23, 2010 the Company entered into a share exchange agreement with the former stockholders of AudioEye, Inc. (hereinafter “AE”) whereby AE became a wholly-owned subsidiary of the Company and the former stockholders of AE retained rights (the “Rights”) to receive cash from the exploitation of AE’s technology. These Rights consisted of 50% of any cash received from income earned, settlements or judgments directly resulting from AE’s patent strategy, net of any direct costs or tax implications incurred in payment of the patent strategy. Additionally, the holders of the Rights were entitled to a share of AE’s net income for 2010, 2011, 2012 and 2013 based on a specified formula.  The holders of the Rights have contributed the Rights to AEAC in exchange for shares of AEAC.  The Company also had issued Senior Secured Notes (the “AE Notes”) in an aggregate principal amount of $1,075,000 to such former shareholders of AE.

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

The Company believes that cash on hand and cash generated form operations will be sufficient to fund its operations for the next twelve months.

Cash Flows from Operating Activities

During the year ended December 31, 2013, cash flows used in operating activities was $317,057 compared with use of $569,822 of cash flow during the year ended December 31, 2012.  The increase in cash flow from operating activities is mainly due to the increase in accounts payable and accrued liabilities during the year ended December 31, 2013.

Cash Flows from Investing Activity

During the year ended December 31, 2013, the Company recognized cash proceeds from the sale of trading securities of $658,021, compared to none for the year ended December 31, 2012.

Cash Flows from Financing Activities

During the year ended December 31, 2013, the Company received proceeds of $104,500 from the issuance of convertible promissory notes payable, compared to $485,640 from the issuance of convertible promissory notes payable and other convertible promissory notes payable that were due to related parties in fiscal year 2012. During the year ended December 31, 2013, the Company made payments of $207,000 on convertible promissory notes payable, compared to $37,000 in payments on notes payable and other notes payable due to related parties in fiscal year 2012.

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

Expenses

The Company had total operating expenses of $8,171,643 in the year ended December 31, 2013, as compared to $9,754,802 in the year ended December 31, 2012. The decrease in operating expenses is mainly due to a decrease in General and Administrative Expenses of $1,118,055 during the year ended December 31, 2013 compared to the year ending December 31, 2012.

Income

The Company had a net income of $1,194,051 in the year ended December 31, 2013 as compared to $2,236,317 in the year ended December 31, 2013. The decrease in net income is mainly due to the Company recognizing $4,339,564 income on the sale of discontinued operations in the year ended December 31, 2012 as compared to $0 in the year ended December 31, 2013.  Loss from discontinued operations decreased from ($541,508) for the year ended December 31, 2012 to $0 for the year ended December 31, 2013.  Gain on extinguishment and forgiveness of liability and debt decreased from $1,517,380 for the year ended December 31, 2012 to $797,732 for the year ended December 31, 2013.  Decreases were partially offset by gains on derivative liabilities of $210,180 for the year ended December 31, 2013 compared to losses of $547,318 for the year ended December 31, 2012.  Realized gains on marketable securities were $524,689 for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012 and unrealized gains on marketable securities were $622,769 for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012. Additionally, interest expenses decreased to $255,845 for the year ended December 31, 2013, compared $907,916 for the year ended December 31, 2012.

Capital Resources

At December 31, 2013, we had assets totaling $1,596,248, compared to $838,175 at December 31, 2012. Assets at December 31, 2013 consisted primarily of cash of $476,588, marketable securities of $764,088, accounts receivable of $287,094 and other current assets of $8,400.

Liabilities

Our liabilities at December 31, 2013 totaled $1,742,714, compared to $2,228,058 at December 31, 2012.  Liabilities at December 31, 2013 consisted primarily of $486,875 of deferred compensation, $593,710 in accrued liabilities, $627,695 in accounts payable and $34,434 in other short term liabilities including convertible notes, derivative liabilities and deferred income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found beginning on page F-1 of this Amendment No.1 to Annual Report on Form 10-K/A.

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

A Company shareholder since 2010, Mr. Laken organized a shareholder group that forced changes in Company management in 2012, after careful analysis revealed that the Company was failing to reach its potential due to mismanagement by the original management team. Since orchestrating this change, Mr. Laken has worked as Company consultant, introducing Jeffrey Devlin and David Kovacs to the Board, and bringing Ron Burkhardt on as a board member and executive chairman of XA, The Experiential Agency, Inc. (“XA”). He also introduced a new subsidiary partially owned by his wife, Good Gaming Inc., to the Companies portfolio and arranged the sale of AudioEye, Inc. stock to fund the elimination of the Company’s toxic debt.

 Jeffrey Devlin.  Mr. Devlin has been Executive Producer/Partner of Original Film, a movie production company, since 2002.  He is also currently and since 2003 been the Chief Executive Officer of MediaLogic, an international consultancy and television production company and since November 2011 he has been Chief Marketing Officer and a director of The Broadsmoore Group, an investment advisory and merchant banking firm. Mr. Devlin has over 25 years of production experience in the advertising and entertainment industries. Mr. Devlin is currently a member of the Board of Directors of the United States Equestrian Team, Somerset Hills Handicapped Riders, Board of Advisors of Atari, and Executive Committee for the Association of Independent Commercial Producers (AICP). He is also a senior advisor to Sirius XM Satellite Radio.  Mr. Devlin received a Bachelor’s degree from Bethel University in Nashville, Tennessee and completed graduate courses at Dartmouth College in Hanover, New Hampshire.

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

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time.  Currently, Mr. Glen Laken serves as Chairman of our Board as well as the CEO of the Company, and Mr. Jeffrey Devlin serves as Vice Chairman of our Board as well as the CFO of the Company.  We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

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

On February 6, 2014, Mr. Ronald Burkhardt entered into an employment agreement with the Company and its subsidiary, XA to serve as its President and Executive Chairman.  Under the Employment Agreement, Mr. Burkhardt is entitled to a base annual salary of $200,000 as well as a cash bonus of 10% of XA’s net profits (“Net Profits”) as determined in accordance with U.S. Generally Accepted Accounting Principles (after subtraction of all non-cash gains) for any fiscal year during the term that XA has more than $200,000 in Net Profits. In addition, the Company is to grant a total of 10,000,000 shares of the Company’s Common Stock (the “Compensation Shares”) to Mr. Burkhardt to vest in accordance with a three year schedule and associated milestones for net profits of XA.  For 2014, the net profit target is $250,000 and for 2015 and 2016 the net profit targets are to be set by the Board. If any performance milestone in the Employment Agreement is not met, a portion of the Compensation Shares will not vest and will be returned to the Company.

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

On February 6, 2014, Ian Thompson, Declan Keegan and Barry Kernan resigned as directors from our board of directors. As compensation for their services, the Company agreed to issue to each resigning director 2,000,000 shares of its Common Stock pursuant to the Resignation and Compensation Agreement, dated February 5, 2014. The Company also entered into an Indemnification Agreement with each of Ian Thompson, Declan Keegan and Barry Kernan upon their resignation.

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

XA has made business reimbursements to LSC Capital Advisor, a consulting firm which is controlled by Joseph Wagner, its former CEO. The payable for $47,912 and $27,280 is included in account payable as of December 31, 2013 and 2012, respectively. Total amount submitted to XA from LSC Capital Advisor for business reimbursement is $142,060 and $151,245 for the years ended 2013 and 2012, respectively.

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

The following exhibits are filed or “furnished” herewith:

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

2.1	Agreement and Plan of Reorganization dated May 27, 2008 between CMG Holding, Inc. and Creative Management Group, Inc.	8-K	May 5, 2008
3.1	Certificate of Incorporation of Pebble Beach Enterprises, Inc. dated July 26, 2004	10-SB	February 1, 2006
3.2	Amendment to Certificate of Incorporation of CMG Holding, Inc., dated February 20, 2008	8-K	February 20, 2008
3.3	Bylaws of CMG Holdings, Inc.	8-K	February 20, 2008
3.4	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock dated March 31, 2011	8-K	April 6, 2011
3.6	Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock dated March 31, 2011	8-K	April 12, 2011
4.1	Form of Convertible Promissory Notes issued to Continental Equities, LLC on September 7, 2012 *
4.2	Form of Convertible Promissory Notes issued to Asher Enterprises, Inc. on May 20, 2013 *
10.1	Stock Purchase Agreement AudioEye date March 31, 2010.	10-K	April 15, 2010
10.2	AudioEye Spinoff Master Agreement dated June 22, 2011	8-K	June 24, 2011
10.3	Revised AudioEye Spinoff Master Agreement dated April 5, 2012	8-K	April 27, 2012
10.4	Royalty Agreement, dated June 22, 2011, by and between the Company and AudioEye *
10.5	Services Agreement, dated June 22, 2011, by and between the Company and AudioEye *
10.6	Call Option Agreement, dated August 1, 2013, between the Company and AudioEye *
10.7	Call Option Agreement Second Extension, dated September 14, 2013, between the Company and AudioEye *
10.8	Call Option Agreement Third Extension, dated November 7, 2013, between the Company and AudioEye *
10.9	Call Option Agreement Fifth Extension, dated December 16, 2013, between the Company and AudioEye *
10.10	Modification to Separation Agreement and Release, dated June 26, 2013, between the Company and Alan Morell *
10.11	Settlement Agreement, dated August 3, 2013, among the Company, James Ennis, Scott Baily, Martin Boyle, Hudson Capital Advisors and Michael Vandetty *
10.12	Termination Agreement and Release, dated August 3, 2013, among the Company, Continental Investments Group, Inc. and Connied, Inc. *
10.13	Form Resignation and Compensation Agreement, dated February 5, 2014, between the Company and Barry Kernan, Ian Thompson and Declan Keegan*
10.14	Form Indemnification Agreement, dated February 5, 2014, between the Company and Barry Kernan, Ian Thompson and Declan Keegan *
14.1	Code of Ethics	10-KSB	February 20, 2008
21.1	Subsidiaries of Registrant *
31.1	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to Section 302 *
31.2	CMG Holdings Group, Inc. Certification of Chief Financial Officer pursuant to Section 302 *
32.1	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	CMG Holdings Group, Inc. Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
101**	Interactive Data Files for CMG Holdings Group, Inc. 10K for the Year Ended December 31, 2012
101 INS**	XBRL Instance Document
101 SCH**	XBRL Taxonomy Extension Schema Document
101 CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101LAB**	XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

5296 S. Commerce Dr Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701 abcpas.net
We have audited the accompanying balance sheet of CMG Holding Group, Inc.   (the “Company”) as of December 31, 2013, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMG Holdings Group, Inc. as of December 31, 2013, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Certified Public Accountants
Salt Lake City, Utah
April 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CMG Holdings Group, Inc.

Dear Board of Directors:

We have audited the accompanying consolidated balance sheet of CMG Holdings Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 18, 2013

CMG HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$476,588	$238,124
Marketable securities	764,088	274,651
Accounts receivable, net of allowance of $0 and $0, respectively	287,094	252,567
Other current assets	8,400	15,000
Total Current Assets	1,536,170	780,342

Other noncurrent assets	60,078	57,833
TOTAL ASSETS	$1,596,248	$838,175

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$627,695	$546,852
Accounts payable – related party	-	19,625
Deferred compensation	486,875	396,875
Accrued liabilities	593,710	325,674
Deferred income	13,370	13,370
Derivative liabilities	11,121	145,970
Short term debt, net of unamortized discount of $0 and $0, respectively	9,943	150,431
Total Current Liabilities	1,742,714	1,598,797

COMMITMENTS AND CONTINGENCIES
Notes Payable, net of debt discount of $0 and $7,739, respectively	-	629,261

TOTAL LIABILITIES	1,742,714	2,228,058

STOCKHOLDERS’ DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; no shares issued and outstanding as of December 31, 2013 and 2012	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 0 and 50,000 shares issued and outstanding as of December 31, 2013 and 2012	-	50
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 283,657,190 and 294,650,743 shares issued and outstanding as of December 31, 2013 and 2012	283,657	294,614
Additional paid in capital	14,529,751	14,469,341
Treasury Stock, 37,174 and 37,174 shares held, respectively, at cost of -0-, as of December 31, 2013 and 2012.	-0-	37
Accumulated deficit	(14,959,874)	(16,153,925)

TOTAL STOCKHOLDERS’ DEFICIT	(146,466)	(1,389,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,596,248	$838,175

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012
Revenues	$7,413,796	$8,125,196

Operating Expenses:
Cost of revenues	5,296,280	5,792,283
Depreciation and amortization expense	-	74,850
Gain on bad debt recovery	-	(36,250)
General and administrative expenses	2,875,363	3,923,919
Total Operating Expenses	8,171,643	9,754,802
Operating Loss	(757,847)	(1,629,606)

Other Income (Expense):
Gain on extinguishment and forgiveness of liability	793,732	1,441,762
Gain (loss) on derivative liability	210,180	(547,318)
Gain (loss) on extinguishment of debt	-	75,618
Realized gain on marketable securities	524,668	-
Unrealized gain on marketable securities	622,769	-
Other income	56,394	5,721
Interest expense	(255,845)	(907,916)
Total Other Income (Expense)	1,951,898	67,867
Income (loss) from continuing operations	1,194,051	(1,561,739)

Discontinued Operations:
Loss from discontinued operations	-	(541,508)
Gain on sale of discontinued operations	-	4,339,564
Total income (loss) discontinued operations	-	3,798,056
Net Income	$1,194,051	$2,236,317

Basic income (loss) per common share for continuing operations	$0.00	$(0.01)
Basic income per common share for discontinued operations	$0.00	$0.02
Total basic income per common share	$0.00	$0.01
Diluted loss per share for continued operations	$0.00	$(0.01)
Diluted income (loss) per common share for discontinued operations	$0.00	$0.01
Total diluted income per common share	$0.00	$0.00

Basic weighted average common shares outstanding	289,674,514	237,199,982
Diluted weighted average common shares outstanding	290,668,814	237,199,982

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Treasury Stock		Common Stock		Additional Paid	Accumulated	Total Shareholders'
	Shares	Par	Shares	Cost	Shares	Par	in Capital	Deficit	Deficit

Balance, December 31, 2011	50,000	$50	37,174	$37	124,811,383	$124,812	$12,254,301	$(18,390,242)	$(6,011,042)
Shares issued for services	-	-	-	-	14,150,000	14,150	179,950	-	194,100
Shares issued for debt	-	-	-	-	145,989,360	145,952	609,055	-	755,007
Shares issued for debt modification	-	-	-	-	7,100,000	7,100	166,450	-	173,550
Shares issued for debt inducement	-	-	-	-	600,000	600	10,886	-	11,486
Shares issued for debt modification	-	-	-	-	2,000,000	2,000	15,800	-	17,800
Loss on debt settlement of derivative liabilities through conversion of related notes payable	-	-	-	-	-	-	1,211,795	-	1,211,795
Contributed capital	-	-	-	-	-	-	21,104	-	21,104
Net income	-	-	-	-	-	-		2,236,317	2,236,317
Balance, December 31, 2012	50,000	$50	37,174	$37	294,650,743	$294,614	$14,469,341	$(16,153,925)	$(1,389,883)

Cancellation of preferred and common stock from settlement agreement with Continental	(50,000)	(50)	-	-	(18,079,267)	(18,079)	18,129	-	-
Shares issued for debt	-	-	-	-	2,800,000	2,800	23,800	-	26,600
Shares issued for debt conversion	-	-	-	-	4,285,714	4,285	18,481	-	22,766
Reclassification	-	-	-	(37)	-	37	-	-	-
Net income	-	-	-	-	-	-	-	1,194,051	1,194,051
Balance, December 31, 2013	-	$-	37,174	$-	283,657,190	$283,657	$14,529,751	$(14,959,874)	$(146,466)

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

On April 1, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed the acquisition of XA, The Experiential Agency, Inc. On March 31, 2010, the Company and AudioEye, Inc. (“AudioEye”) completed the final Stock Purchase Agreement under which the Company acquired all of the outstanding capital stock of AudioEye. On June 22, 2011 the Company entered into a Master Agreement subject to shareholder approval as may be required under applicable law and subject to closing conditions with AudioEye Acquisition Corp., a Nevada corporation where the shareholders of AudioEye Acquisition Corp. exchanged 100% of the stock in AudioEye Acquisition Corp for 80% of the capital stock of AudioEye. The Company retained 15% of AudioEye subject to transfer restrictions in accordance with the Master Agreement; on October 2012, the Company distributed to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Master Agreement.

Principles of Consolidation

The consolidated financial statements include the accounts of CMG Holdings Group, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., XA, The Experiential Agency, Inc. ("XA"), CMGO Logistics, Inc., USaveCT and USaveNJ, after elimination of all significant inter-company accounts and transactions.

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

Details of the Company's marketable trading securities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Aggregate fair value	$764,088	$3,000
Gross unrealized holding gains	622,769	-

Proceeds from sales ($573,022 stocks plus $85,000 options)	$658,021	$-
Gross realized gains (stocks and options)	524,668	-
Gross realized losses	-	-
Other than temporary impairment	-	-

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
$4,339,654

As a result of the sale of AudioEye, the Company has segregated its operating results and presented them separately as discontinued operations for all periods presented. The results of operations for the year ended December 31, 2012 only reflect activity of AudioEye until the finalization of the sale on August 17, 2012.

A summarized operating result for discontinued operations is as follows:

	For the Year Ended December 31,
	2013	2012
Revenues	$-	$(95,736)
Cost of revenues	-	198,568
Depreciation and amortization expense	-	2,078
Operating expenses	-	398,825
Operating Loss		503,735

Unrealized gain on marketable securities	-	24,000
Interest Expense	-	(61,733)
Net Loss from discontinued operations	$-	$541,508

 Summary of asset and liabilities of discontinued operations is as follows:

	August 17, 2012	December 31, 2012
Cash	$4,841	$27,425
Receivables	47,429	10,901
Receivables - related party	15,250	13,125
Investments	42,000	18,000
Property and Equipment	7,688	6,000
Total assets of discontinued operations	$117,208	$75,451

Accounts payable and accrued liabilities	1,195,622	828,407
Deferred income	114,378	12,308
Short term debt	24,000	72,900
Long term debt	1,351,640	1,245,843
Total liabilities of discontinued operations	$2,685,640	$2,159,458

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

Common Stock

Shares Issued for Conversion of Debt

During the year ended December 31, 2012 the Company issued 145,989,360 shares of common stock to convert $755,007 of notes payable and accrued interest.  See also Note 4.

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Embedded Derivative Liabilities in Convertible Notes

During the years ended December 31, 2013 and 2012, the Company recognized new derivative liabilities of $98,097 and $721,590, respectively, as a result of new convertible debt issuances.  The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $0 and $138,820 for the years ended December 31, 2013 and 2012, respectively.  As a result of conversion of notes payable described in Note 4, the Company reclassified $9,240,920 and $0 from equity and $0 and $1,213,271 of derivative liabilities to equity during the years ended December 31, 2013 and 2012, respectively.  The Company recognized ($210,810) and $404,688 as a (gain) loss on derivatives due to change in fair value of the liability during the year ended December 31, 2013 and 2012, respectively. The fair value of the Company’s embedded derivative liabilities was $11,121 and $145,970 at December 31, 2013 and 2012, respectively

Warrants

During 2011, 774,000 A Warrants and 774,000 B warrants were issued to individuals. The Company determined that the instruments embedded in the warrants should be classified as liabilities.  During March 31, 2010, 250,000 shares of warrants issued to AudioEye at an exercise price of $0.07 per share and a term of 5 years.

Under ASC 815-15, the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of December 31, 2013 and 2012 was $1,811 and $12,007, respectively.  The Company recognized a gain of $10,196 and loss of $333 related to the warrants for the years ended December 31, 2013 and 2012, respectively.

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

XA has made business reimbursements to a consulting firm which is controlled by its former CEO. The payable for $47,912 and $27,280 is included in account payable as of December 31, 2013 and 2012, respectively.  Total amount submitted to the Company for reimbursement from the consulting firm is $142,060 and $151,245 for the year ended 2013 and 2012, respectively.

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