Form 10-Q
period 2014-03-31
CMG HOLDINGS GROUP, INC.
filed 2014-05-15
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

Commission file number 000-51770

CMG HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0733770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 North Michigan Avenue, Suite 2929
Chicago, IL	60611
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (646) 688-6381
---------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or small reporting company. See the definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 15, 2014, there were 290,679,190 shares of common stock of the registrant issued and outstanding.

CMG HOLDINGS GROUP, INC.
FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2014 AND 2013

CONTENTS

Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited)	4

Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

CMG Holdings Group, Inc.
Consolidated Balance Sheet

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,616,737	$476,588
Marketable securities	710,031	764,088
Accounts receivable, net of allowance of $0 and $0, respectively	538,188	287,094
Prepaid expenses and other current assets	1,239,808	8,400
Total Current Assets	5,104,764	1,536,170

Other noncurrent assets	174,941	60,078
TOTAL ASSETS	$5,279,705	$1,596,248

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$895,179	$627,695
Deferred compensation	486,875	486,875
Accrued liabilities	443,709	593,710
Deferred income	3,506,124	13,370
Derivative liabilities	2,814	11,121
Short term debt, net of unamortized discount of $0 and $0, respectively	9,943	9,943
Total Current Liabilities	5,344,644	1,742,714

COMMITMENTS AND CONTINGENCIES
Notes Payable, net of debt discount of $_ and $0, respectively	-	-

TOTAL LIABILITIES	5,344,644	1,742,714

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; no shares issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 0 shares issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 290,157,190 and 283,657,190 shares issued and outstanding as of March 31, 2014 and December 31, 2013	290,157	283,657
Additional paid in capital	14,625,751	14,529,751
Treasury Stock, 37,174 and 37,174 shares held, respectively, at cost of -0-, as of March 31, 2014 and December 31, 2013.	-	-
Accumulated deficit	$(14,980,847)	(14,959,874)

TOTAL STOCKHOLDERS' DEFICIT	(64,939)	(146,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,279,705	$1,596,248

The accompanying notes are an integral part of these financial statements.

CMG Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Revenues	$1,554,748	$1,023,169

Operating Expenses:
Cost of revenues	880,992	542,034
Depreciation and amortization expense	-	-
General and administrative expenses	894,288	624,938
Total Operating Expenses	1,775,280	1,166,972
Operating Income (Loss)	(220,532)	(143,803)

Other Income (Expense):
Gain (loss) on derivative liability	8,307	(56,929)
Realized gain on marketable securities	193,487	-
Unrealized gain on marketable securities	2,456	-
Other income (expense)	(4,558)	(5,400)
Interest Income (expense)	(133)	(82,614)
Total Other Income (Expense)	199,559	(144,943)

Net Income (Loss)	$(20,973)	$(288,746)

Basic loss per common shares	$-	$-
Total basic loss per common share	$-	$-

Basic weighted average common shares outstanding	285,323,857	294,650,743

The accompanying notes are an integral part of these financial statements.

CMG Holdings, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(20,973)	$(288,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized gain on marketable securities	(2,456)	-
Realized gain on marketable securities	(193,487)
(Gain) loss on derivatives	(8,307)	56,929
Amortization of debt discount	-	72,519
Changes in:
Accounts receivable	(251,096)	117,457
Prepaid expense and other current assets	(1,243,369)	(397,338)
Deferred income	3,492,754	1,563,301
Accrued liabilities	(150,001)	34,680
Accounts payable	267,484	(245,064)
Accounts payable, related party	-	37,650
Cash provided by (used in) operating activities	1,890,549	951,388

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Proceeds from sales of marketable securities	250,000
Cash paid for purchase of fixed assets	(15,400)	-
Net cash used in investing activities	234,600	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	15,000
Net cash provided by financing activities	15,000	-
Net increase in cash	2,140,149	951,388
Cash, beginning of period	476,588	238,124
Cash, end of period	2,616,737	1,189,512

Supplemental cash flow information:
Interest paid	$201	$-
Income taxes paid	$-	$-

Non-cash investing and financing activity:
Reclassification of accounts payable to short term debt	$-	$-
Discount on notes payable from derivative liability	$-	$65,597
Reclassification of derivative liabilities to additional paid-in capital	$-	$-
Common stock issued for settlement of notes payable	$-	$-
Reclassification of debt from short term to long term	$-	$525,000

The accompanying notes are an integral part of these financial statements.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

On March 28, 2014, CMG Holdings, Inc. (the “Company” or “CMG”), completed its acquisition of 100% of the shares of Good Gaming, Inc. (“GGI”) by entering into a Share Exchange Agreement (the “SEA”) with BMB Financial, Inc. and Jackie Beckford, the then shareholders of GGI. The sole owner of BMB Financial, Inc. is also the sole owner of Infinite Alpha, Inc. which provides consulting services to CMG. Pursuant to the SEA, the Company received 100% of the shares of GGI in exchange for 5,000,000 shares of the Company’s common stock, $33,000 in equipment and consultant compensation and a commitment to pay $200,000 in development costs, of which $50,000 of the development costs had been advanced by the Company.  In addition, pursuant to the SEA, CMG shall adopt an incentive plan for GGI which shall entitle the GGI officers, directors and employees to receive up to 30% of the net profits of GGI and up to 30% of the proceeds, in the event of a sale of GGI or its assets.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of CMG Holdings Group, Inc., CMG Acquisition, Inc., CMGO Capital, Inc., XA, The Experiential Agency, Inc. ("XA"), CMGO Logistics, Inc., USaveCT, USaveNJ and GGI after elimination of all significant inter-company accounts and transactions.

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

Concentrations of Risk

The Company maintains its cash balances at two financial institutions where they are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At March 31, 2014 and December 31, 2013, neither of these accounts was in excess of the limit. The Company also maintains a money market investment account at one securities firm where the account is insured by the Securities Investor Protection Corporation up to $500,000 for the bankruptcy, etc., of the securities firm. At March 31, 2014 and December 31, 2013, the account had no balance in excess of the limit. For the quarter ended March 31, 2014 and the year ended December 31, 2013, one customer exceeds 10% of the Company’s total revenue, representing 58% and 72% of the Company’s total revenues, respectively.

Revenue and Cost Recognition

The Company earns revenues by providing event management services under individually negotiated contracts with varying terms, recognizing revenue in accordance with ASC 605, Revenue Recognition, only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the services have been provided and collectability is assured.   In arrangements where key indicators suggest the Company acts as principal, the Company records the gross amount billed to the client as revenue and the related costs incurred as cost of revenues as the services are provided.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from event management services, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis and do not bear interest, although a finance charge may be applied to amounts outstanding more than thirty days. Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.  There were no allowances for doubtful accounts as of March 31, 2014 or December 31, 2013.

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is generally between three and five years. Depreciation expense was $0 and $0 for the quarter ended March 31, 2014 and December 31, 2013, respectively.

Intangible Assets

Intangible assets are stated at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the respective asset, which is three years. Amortization expense was $0 and $0 for the quarter ended March 31, 2014 and the year ended December 31, 2013, respectively.

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2014 and December 31, 2013:

March 31, 2014	Level 1	Level 2	Level 3	Total
Marketable trading securities	$710,031	$-	$-	$710,031
Derivative Liabilities	$-	$-	$2,814	$2,814

December 31, 2013	Level 1	Level 2	Level 3	Total
Marketable trading securities	$764,088	$-	$-	$764,088
Derivative Liabilities	$-	$-	$11,121	$11,121

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

Details of the Company's marketable trading securities as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Aggregate fair value	$710,031	$764,088
Gross unrealized holding gains	625,225	622,769

Proceeds from sales ($823,022 stocks plus $85,000 options)	$250,000	$658,021
Gross realized gains (stocks and options)	193,487	524,668
Gross realized losses	-	-
Other than temporary impairment	-	-

NOTE 2 - EQUITY

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

Series A Preferred Stock Issuance and Rescission

On March 31, 2011 the Company approved the issuance of 51 shares of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to three officers of the Company in consideration for the officers forgiving $300,000 of accrued salaries. Each share of Series A Preferred Stock is convertible into 1% of the Company’s common stock. The number of votes for the Series A Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion. The Series A Preferred Stock is not entitled to dividends or preference upon liquidation. On May 16, 2011 the Company rescinded the above agreement with an effective date of March 31, 2011. There are no shares of Series A Preferred Stock issued or outstanding as of March 31, 2014 or December 31, 2013.

Common Stock

On January 29, 2014, the Company sold 1,500,000 shares of its common stock for $0.01 per share and net proceeds of $15,000.

On March 28, 2014, the Company issued 5,000,000 shares of its common stock pursuant to the acquisition of its subsidiary.  The shares were valued at a total of $87,500 or $0.0175 per share, the closing price of the company’s common stock on the OTCQB.

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

During March 31, 2010, 250,000 shares of warrants issued to AudioEye at an exercise price of $0.07 per share and a term of 5 years. See Note 5 for additional information on the derivative liability.

A summary of warrant activity for the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012 is as follows:

	Outstanding and Exercisable	Weighted average Exercise Price

December 31, 2011	1,798,000	$0.28
Granted	-	-
Exercised	-	-
December 31, 2012	1,798,000	$0.28
Granted	-	-
Exercised	-	-
December 31, 2013	1,798,000	$0.28
Granted	-	-
Exercised	-	-
Expired	(298,000)
March 31, 2014	1,500,000	$0.28

As of March 31, 2014, the warrants have a weighted average remaining life of 0.28 years with $0 aggregate intrinsic value.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 3 - NOTES PAYABLE

Paul Sherman Agreement

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible promissory note bearing interest at 2% and due on May 15, 2013. The convertible promissory note is convertible at a price equal to the close price on the day prior to Paul Sherman’s request for conversion, but not to go below $.001. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $8,875 on the date of the note. The discount is being amortized over the term of the note to interest expense. The discount balance was $0 and $0 as of March 31, 2014 and December 31, 2013, respectively.  Amortization of $0 and $3,376 was recognized as interest expense during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. The convertible promissory note has an outstanding balance of $9,943 and $9,943 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 4 - DERIVATIVE LIABILITIES

The Company has a convertible instrument outstanding more fully described in Note 3.   In accordance with ASC 815-15 “Derivatives and Hedging”, the convertible share-settleable instruments are classified as liabilities.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Embedded Derivative Liabilities in Convertible Notes

During the years ended December 31, 2013 and 2012, the Company recognized new derivative liabilities of $98,097 and $721,590, respectively, as a result of new convertible debt issuances.  The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $0 and $0 for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.  As a result of conversion of notes payable described above, the Company reclassified $0 and $9,240,920 from equity and $0 and $0 of derivative liabilities to equity during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.  The Company recognized a gain of $11,121 and a gain of $210,810 on derivatives due to change in fair value of the liability during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. The fair value of the Company’s embedded derivative liabilities was $0 and $11,121 at March 31, 2014 and December 31, 2013, respectively.

Warrants

During 2011, 774,000 A Warrants and 774,000 B warrants were issued to individuals. The Company determined that the instruments embedded in the warrants should be classified as liabilities.  During March 31, 2010, 250,000 shares of warrants issued to AudioEye at an exercise price of $0.07 per share and a term of 5 years.

Under ASC 815-15, the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of March 31, 2014 and December 31, 2013 was $2,814 and $1,811, respectively.  The Company recognized a gain of $2,199 and $10,196 related to the warrants for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2011	$444,150
ASC 815-15 additions	721,590
Change in fair value	192,025
ASC 815-15 deletions	(1,211,795)
Balance at December 31, 2012	145,970
ASC 815-15 additions	98,097
Change in fair value	(210,180)
ASC 815-15 deletions	(22,766)
Balance at December 31, 2013	11,121
ASC 815-15 additions	5,013
Change in fair value	(2,199)
ASC 815-15 deletions	(11,121)
Balance at March 31, 2013	$2,814

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. The Company disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. The Company has retained counsel and is prepared to defend this lawsuit. The Company believes that the claims are frivolous pursuant to the terms of the contract. The case was settled on September 28, 2012 for $30,000. The Company has accrued for this liability as of March 31, 2014 and December 31, 2013.

On March 28, 2014 we received a letter from a former Chief Executive Officer of our subsidiary, XA, claiming unpaid severance and paid- time-off. Total of the contingent claim amounted to $250,661.  We are currently in the process to settle the claim.

NOTE 6 - ACQUISITION OF GOOD GAMING, INC.

On March 28, 2014, CMG Holdings, Inc. (the “Company” or “CMG”), completed its acquisition of 100% of the shares of Good Gaming, Inc. (“GGI”) by entering into a Share Exchange Agreement (the “SEA”) with BMB Financial, Inc. and Jackie Beckford, the then shareholders of GGI. The sole owner of BMB Financial, Inc. is also the sole owner of Infinite Alpha, Inc. which provides consulting services to CMG. The transaction was completed under the purchase method of accounting.  Pursuant to the SEA, the Company received 100% of the shares of GGI in exchange for 5,000,000 shares of the Company’s common stock, $33,000 in equipment and consultant compensation and a commitment to pay $200,000 in development costs, of which $50,000 of the development costs had been advanced by the Company.  In addition, pursuant to the SEA, CMG shall adopt an incentive plan for GGI which shall entitle the GGI officers, directors and employees to receive up to 30% of the net profits of GGI and up to 30% of the proceeds, in the event of a sale of GGI or its assets.  In accordance with the purchase method of accounting, the Company recorded $87,500 of Goodwill.  A full valuation of the transaction is not yet completed as of March 31, 2014

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had outstanding accounts payable to a former officer and director who was a related party at December 31, 2012 of $19,625. The payables represent legal and administrative fees paid on behalf of the Company.  These payables were settled during the year ended December 31, 2013.

XA has made business reimbursements to a consulting firm which is controlled by its former CEO. The accounts payable in the amount of $47,912 and $47,912 is included in account payable as of March 31, 2014 and December 31, 2013, respectively.  Total amount submitted to the Company for reimbursement from the consulting firm is $0 and $142,060 for the three months ended March 31, 2014 and the year ended 2013, respectively.

NOTE 8 - SEGMENTS

The Company had one reportable segment during the three months ended March 31, 2014 and the year ended December 31, 2013, event marketing.

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 10 – RESIGNATION OF CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD.

On September 26, 2012, Alan Morell officially resigned as Chief Executive Officer and Director of the Company. In conjunction with the resignation, Mr. Morell was issued a convertible note for $525,000 representing the amount of accrued salary owed to him by the company up to the date of resignation and assumed all obligations related to a Smith Barney Credit Line that was secured by Mr. Morell’s security accounts and issued another convertible note to Morell for $112,000. The notes bore interest at 2% and were due on April 26, 2014. The notes were convertible beginning on November 15, 2012 at a conversion price of $0.06 per share. In June 2013, the Company issued 2,800,000 shares of common stock to settle the notes totaling $637,000, resulting in a gain on settlement of debt of $610,400.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company subsidiary rents office space for its office at Chicago and New York. The lease expires in March 31, 2021 for its Chicago office.  During 2013, the Company renewed a five year lease expiring May 31, 2018 for its New York office.  Future minimum lease payments under the two operating lease are as follows:

Year ending December 31, 2013
2014	$143,353
2015	196,805
2016	202,572
2018	208,440
2019	141,784
After	214,205

Except as discussed above in Note 5, The Company is not the subject of any pending legal proceedings and, to the knowledge of management; no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

On March 28, 2014 we received a letter from a former Chief Executive Officer of our subsidiary, XA, claiming unpaid severance and paid- time-off. Total of the contingent claim amounted to $250,661.  We are currently in the process to settle the claim.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these financial statements became available for issuance.

On April 7, 2014, we issued our newly appointed CEO and Chairman of the Board of Directors, as compensation, a warrant to purchase a total of 40,000,000 shares of Common Stock at the exercise price of $0.0155 with a term of 5 years.

On April 9, 2014, we issued a total of 522,000 shares of Common Stock to a consultant in exchange for investor relation services to be performed pursuant to a Consulting Agreement, dated June 13, 2012.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014

Gross revenues increased from $1,023,169 for the three months ended March 31, 2013 to $1,554,748 for the three months ended March 31, 2014. The increase in revenues was mainly due to market and economic conditions in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Cost of revenue increased from $542,034 for the three months ended March 31, 2013 to $880,992 for the three months ended March 31, 2014. The increase in cost of goods sold was due to the increase in revenues of XA, The Experiential Agency, Inc. (XA).

Operating expenses increased from $1,166,972 for the three months ended March 31, 2013 to $1,775,280 for the three months ended March 31, 2014. The increase in operating expenses is due to the increase in revenues for the three months ended March 31, 2014.

Net loss decreased from $288,746 for the three months ended March 31, 2013 to $20,973 for the three months ended March 31, 2014. The decrease in net loss is due to the increase in revenues and cost of revenue and the realized and unrealized gains of marketable securities incurred during the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2014, the Company’s cash on hand was $2,616,737.

Cash provided by operating activities for the three months ended March 31, 2014 was $1,890,549, as compared to cash provided by operating activities of $951,388 for the three months ended March 31, 2013. This change is due to realized and unrealized gains on marketable securities of $2,456 and $193,487, respectively for the three months ended March 31, 2014 as compared to $0 for the three months ended March 31, 2013,  increase of prepaid expenses and other current assets in the aggregate of $1,243,369 for the three months ended March 31, 2014 as compared to $397,338 for the three months ended March 31, 2013, and the increase of deferred revenues of $3,492,754  for the three months ended March 31, 2014 as compared to $1,563,301 for the three months ended March 31, 2013.

Cash from investing activities for the three months ended March 31, 2014 was $234,600 as compared cash used in investing activities of $0 for the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company purchased computer equipment in the amount of $15,400 for its subsidiary, Good Gaming, Inc. and sold 925,925 shares of the Company’s holdings in AudioEye, Inc., for net proceeds of $250,000.

Cash provided by financing activities for the three months ended March 31, 2014 was $15,000, as compared to $0 provided for the three months ended March 31, 2013. The increase of $15,000 was due to the sale of 1,500,000 shares of the Company’s common stock.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2013.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.  As of March 31, 2014 no changes have occurred.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On April 7, 2014, the Board of Directors of the Company appointed Mr. Glenn Laken as the Company’s Chief Executive Officer. Mr. Jeffrey Devlin remained as the Company’s acting Chief Financial Officer.

Except for the above, no change in the Company’s internal control over financial reporting occurred during the period ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II  OTHER INFORMATION

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 28, 2014, the Company sold and issued to an accredited investor a total of 1,500,000 shares of Common Stock for gross proceeds of $15,000.

On April 7, 2014, we issued to our newly appointed CEO and Chairman of the Board of Directors, as compensation, a warrant to purchase a total of 40,000,000 shares of Common Stock at the exercise price of $0.0155 with a term of 5 years.

On April 9, 2014, the Company issued to an investor relationship firm a total of 522,000 shares of Common Stock as compensation for its services pursuant to a Consulting Agreement, dated June 13, 2012.

Except as disclosed above, all unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 8-K.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference

4.1	Form of Warrant issued to Glenn Laken.	Filed herewith.

10.1	Employment Agreement, dated April 30, 2014, between the Company and Glenn Laken.	Filed herewith.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14.	Filed herewith.

32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS GROUP, INC.

Dated: May 15, 2014	By:	/s/ Glenn Laken
Glenn Laken Chief Executive Officer

Dated: May 15, 2014	By:	/s/ Jeffrey Devlin
Jeffrey Devlin Chief Financial Officer