Form 10-Q
period 2014-06-30
CMG HOLDINGS GROUP, INC.
filed 2014-08-14
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

As of August 14, 2014, there were 289,366,364 shares of common stock of the registrant issued and outstanding.

CMG HOLDINGS GROUP, INC.

FORM 10-Q

2

PART I  FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED AND THREE MONTHS ENDED JUNE 30, 2014 AND 2013

CMG Holdings Group, Inc.

Consolidated Balance Sheet

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,017,098	$476,588
Marketable securities	141,703	764,088
Accounts receivable, net of allowance of $0 and $0, respectively	168,811	287,094
Prepaid expenses and other current assets	8,400	8,400
Total Current Assets	1,336,012	1,536,170

Other noncurrent assets	82,282	60,078
TOTAL ASSETS	$1,418,294	$1,596,248

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,504,408	$627,695
Deferred compensation	65,000	486,875
Accrued liabilities	293,711	593,710
Deferred income	13,370	13,370
Derivative liabilities	3,195	11,121
Short term debt, net of unamortized discount of $0 and $0, respectively	9,943	9,943
Total Current Liabilities	1,889,627	1,742,714

TOTAL LIABILITIES	1,889,627	1,742,714

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 0 and 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 289,329,190 and 283,657,190 shares issued and outstanding as of June 30, 2014 and December 31, 2013	289,329	283,657
Additional paid in capital	15,367,019	14,529,751
Treasury Stock, 37,174 and 37,174 shares held, respectively, at cost of -0-, as of June 30, 2014 and December 31, 2013.	—	—
Accumulated deficit	$(16,127,681)	(14,959,874)

TOTAL STOCKHOLDERS' DEFICIT	(471,333)	(146,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,418,794	$1,596,248

The accompanying notes are an integral part of these financial statements.

CMG Holdings, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$5,971,726	$4,369,640	$7,526,474	$5,392,809

Operating Expenses:
Cost of revenues	5,367,651	3,261,774	6,248,643	3,803,808
Depreciation and amortization expense	—	—	—	—
General and administrative expenses	1,291,225	716,835	2,185,513	1,347,173
Research and development expenses	93,750		93,750	—
Total Operating Expenses	6,752,626	3,978,609	8,527,906	5,150,981
Operating Income (Loss)	(780,900)	391,031	(1,001,432)	241,828

Other Income (Expense):
Gain (loss) on derivative liability	(381)	69,771	7,926	12,842
Realized gain (loss) on marketable securities	233,515	—	427,002	—
Unrealized gain (loss) on marketable securities	(511,511)	1,525,699	(509,055)	1,525,699
Costs related acquisition of Good Gaming	(87,500)	—	(87,500)	—
Other income (expense)	(58)	(5,400)	(4,616)	(5,400)
Gain on settlement of debt	—	610,400	—	610,400
Interest Income (expense)	1	(116,472)	(132)	(199,086)
Total Other Income (Expense)	(365,934)	2,083,998	(166,375)	1,944,455

Loss from continuing operations	(1,146,834)	2,475,029	(1,167,807)	2,186,283

Loss from discontinued operations	—		—	—
Net Income (Loss)	$(1,146,834)	$2,475,029	$(1,167,807)	$2,186,283

Basic loss per common shares for discontinued operations	$—	$—	$—	$—
Basic loss per common shares for continued operations	$—	$0.01	$—	$0.01

Basic weighted average common shares outstanding	294,016,103	294,650,743	289,352,619	294,650,743

The accompanying notes are an integral part of these financial statements.

CMG Holdings, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,167,807)	$2,186,283
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Shares issued for services	120,813	—
Warrants issued for compensation	619,627	—
Costs related to acquisition of Good Gaming	87,500	—
Unrealized gain on marketable securities	509,055	(1,525,699)
Realized gain on marketable securities	(427,002)	—
(Gain) on settlement of debt		(610,400)
(Gain) loss on derivatives	(7,926)	(12,842)
Amortization of debt discount	—	149,874
Changes in:
Accounts receivable	118,283	52,703
Prepaid expense and other current assets	(3,803)	12,439
Deferred income	—	(320)
Accrued liabilities	(300,000)	68,773
Accounts payable	876,713	(126,578)
Accounts payable, related party	—	51,975
Deferred compensation	(421,875)	—
Cash provided by (used in) operating activities	3,578	246,208

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(18,400)	—
Proceeds from sales of marketable securities	540,332	—
Net cash from (used) in investing activities	521,932	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related parties debt	—	—
Advance from related parties	—	—
Payment on short term debt		(52,500)
Proceeds from issuance of debt	—	104,500
Net change in line of credit	—	—
Proceeds from sales of common stock	15,000	—
Net cash provided by financing activities	15,000	52,000
Net increase in cash	540,510	298,208
Cash, beginning of period	476,588	238,124
Cash, end of period	1,017,098	536,332
	$—
Supplemental cash flow information:
Interest paid	$201	$25,000
Income taxes paid	$—	$—

Non-cash investing and financing activity:
Reclassification of accounts payable to short term debt	$—	$—
Discount on notes payable from derivative liability	$—	$98,097
Reclassification of derivative liabilities to additional paid-in capital	$—	$—
Common stock issued for settlement of notes payable	$—	$26,600
Reclassification of debt from short term to long term	$—	$—

The accompanying notes are an integral part of these financial statements.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of CMG Holdings Group, Inc., XA, The Experiential Agency, Inc. ("XA") and GGI after elimination of all significant inter-company accounts and transactions.

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

Concentrations of Risk

The Company maintains its cash balances at two financial institutions where they are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At June 30, 2014 and December 31, 2013, neither of these accounts was in excess of the limit. The Company also maintains a money market investment account at one securities firm where the account is insured by the Securities Investor Protection Corporation up to $500,000 for the bankruptcy, etc., of the securities firm. At June 30, 2014 and December 31, 2013, the account had no balance in excess of the limit. For the quarter ended June 30, 2014 and the year ended December 31, 2013, one customer exceeds 10% of the Company’s total revenue, representing 88% and 72% of the Company’s total revenues, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from event management services, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis and do not bear interest, although a finance charge may be applied to amounts outstanding more than thirty days. Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.  There were no allowances for doubtful accounts as of June 30, 2014 or December 31, 2013.

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

June 30, 2014

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is generally between three and five years. Depreciation expense was $0 and $0 for the quarter ended June 30, 2014 and December 31, 2013, respectively.

Intangible Assets

Intangible assets are stated at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the respective asset, which is three years. Amortization expense was $0 and $0 for the quarter ended June 30, 2014 and the year ended December 31, 2013, respectively.

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

June 30, 2014

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2014 and December 31, 2013:

June 30, 2014	Level 1	Level 2	Level 3	Total
Marketable trading securities	$141,703	$-	$-	$141,703
Derivative Liabilities	$-	$-	$3,195	$3,195

December 31, 2013	Level 1	Level 2	Level 3	Total
Marketable trading securities	$764,088	$-	$-	$764,088
Derivative Liabilities	$-	$-	$11,121	$11,121

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Details of the Company's marketable trading securities as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Aggregate fair value	$141,703	$764,088
Gross unrealized holding gains	113,714	622,769

Proceeds from sales ($1,113,354 stocks plus $85,000 options)	$540,332	$658,021
Gross realized gains (stocks and options)	427,002	524,668
Gross realized losses	-	-
Other than temporary impairment	-	-

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

On April 7, 2014, the Company issued 522,000 shares of its common stock pursuant to a consulting agreement. The shares were valued at a total of $8,613 or $0.0165 per share, the closing price of the company’s common stock on the OTCQB.

On May 9, 2014, the Company issued to a total of 6,000,000 shares of Common Stock to its three former directors of the Company, with each former director receiving 2,000,000 shares, pursuant to the agreements between the Company and each of the former directors dated February 5, 2014.

On June 30, 2014, the Company canceled 7,350,000 shares of common stock pursuant to a settlement agreement with CMGO Investors LLC and Craig Boden.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

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

A summary of warrant activity for the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012 is as follows:

	Outstanding and Exercisable	Weighted average Exercise Price

December 31, 2011	1,798,000	$0.28
Granted	—	—
Exercised	—	—
December 31, 2012	1,798,000	$0.28
Granted	—	—
Exercised	—	—
December 31, 2013	1,798,000	$0.28
Granted	40,000,000	$0.016
Exercised	—	—
Expired	(748,000)
June 30, 2014	41,050,000	$0.02

As of June 30, 2014, the warrants have a weighted average remaining life of 4.64 years with $0 aggregate intrinsic value.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 3 - NOTES PAYABLE

Paul Sherman Agreement

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible promissory note bearing interest at 2% and due on May 15, 2013. The convertible promissory note is convertible at a price equal to the close price on the day prior to Paul Sherman’s request for conversion, but not to go below $.001. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $8,875 on the date of the note. The discount is being amortized over the term of the note to interest expense. The discount balance was $0 and $0 as of June 30, 2014 and December 31, 2013, respectively.  Amortization of $0 and $3,376 was recognized as interest expense during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. The convertible promissory note has an outstanding balance of $9,943 and $9,943 as of June 30, 2014 and December 31, 2013, respectively.

NOTE 4 - DERIVATIVE LIABILITIES

The Company has a convertible instrument outstanding more fully described in Note 3.   In accordance with ASC 815-15 “Derivatives and Hedging”, the convertible share-settleable instruments are classified as liabilities.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Embedded Derivative Liabilities in Convertible Notes

During the years ended December 31, 2013 and 2012, the Company recognized new derivative liabilities of $98,097 and $721,590, respectively, as a result of new convertible debt issuances.  The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $0 and $0 for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.  As a result of conversion of notes payable described above, the Company reclassified $0 and $9,240,920 from equity and $0 and $0 of derivative liabilities to equity during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.  The Company recognized a gain of $11,121 and a gain of $210,810 on derivatives due to change in fair value of the liability during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. The fair value of the Company’s embedded derivative liabilities was $0 and $11,121 at June 30, 2014 and December 31, 2013, respectively.

Warrants

During 2011, 774,000 A Warrants and 774,000 B warrants were issued to individuals. The Company determined that the instruments embedded in the warrants should be classified as liabilities.  During March 31, 2010, 250,000 shares of warrants issued to AudioEye at an exercise price of $0.07 per share and a term of 5 years.

Under ASC 815-15, the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of June 30, 2014 and December 31, 2013 was $3,195 and $11,121, respectively.  The Company recognized an expense of $381 and a gain $10,196 related to the warrants for the three months ended June 30, 2014 and the year ended December 31, 2013, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2011	$444,150
ASC 815-15 additions	721,590
Change in fair value	192,025
ASC 815-15 deletions	(1,211,795)
Balance at December 31, 2012	145,970
ASC 815-15 additions	98,097
Change in fair value	(210,180)
ASC 815-15 deletions	(22,766)
Balance at December 31, 2013	11,121
ASC 815-15 additions	5,013
Change in fair value	(1,818)
ASC 815-15 deletions	(11,121)
Balance at June 30, 2014	$3,195

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

June 30, 2014

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

NOTE 6 - ACQUISITION OF GOOD GAMING, INC.

On March 28, 2014, CMG Holdings, Inc. (the “Company” or “CMG”), completed its acquisition of 100% of the shares of Good Gaming, Inc. (“GGI”) by entering into a Share Exchange Agreement (the “SEA”) with BMB Financial, Inc. and Jackie Beckford, the then shareholders of GGI. The sole owner of BMB Financial, Inc. is also the sole owner of Infinite Alpha, Inc. which provides consulting services to CMG. The transaction was completed under the purchase method of accounting.  Pursuant to the SEA, the Company received 100% of the shares of GGI in exchange for 5,000,000 shares of the Company’s common stock, $33,000 in equipment and consultant compensation and a commitment to pay $200,000 in development costs, of which $50,000 of the development costs had been advanced by the Company.  In addition, pursuant to the SEA, CMG shall adopt an incentive plan for GGI which shall entitle the GGI officers, directors and employees to receive up to 30% of the net profits of GGI and up to 30% of the proceeds, in the event of a sale of GGI or its assets.  In accordance with the purchase method of accounting, the Company recorded a charge of $87,500.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had outstanding accounts payable to a former officer and director who was a related party at December 31, 2012 of $19,625. The payables represent legal and administrative fees paid on behalf of the Company.  These payables were settled during the year ended December 31, 2013.

XA has made business reimbursements to a consulting firm which is controlled by its former CEO. The accounts payable in the amount of $47,912 and $47,912 is included in account payable as of June 30, 2014 and December 31, 2013, respectively.  Total amount submitted to the Company for reimbursement from the consulting firm is $0 and $142,060 for the three months ended June 30, 2014 and the year ended 2013, respectively.

NOTE 8 - SEGMENTS

The Company splits its business activities during the six months ended June 30, 2014 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the six months ended June 30, 2014.

	XA	Good Gaming	CMG Holdings Group	Totals

Revenue	$7,526,474	$—	$—	$7,526,474

Operating expenses	7,430,732	93,750	1,003,424	8,527,906

Operating Income (Loss)	95,742	(93,750)	(1,003,424)	(1,001,432)

Other Income (Expense)	—	—	(166,375)	(166,375)

Net Income (Loss)	$95,742	$(93,750)	$(1,169,799)	$(1,169,799)

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 9 – RESIGNATION OF CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD.

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

On May 9, 2014, the Company issued to a total of 6,000,000 shares of Common Stock to its three former directors of the Company, with each former director receiving 2,000,000 shares, pursuant to the agreements between the Company and each of the former directors dated February 5, 2014.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - SUBSEQUENT EVENTS

None

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Unless the context indicates otherwise, the terms “Company”, “Corporate”, “CMGO”, “our”, and “we” refer to CMG Holdings Group, Inc. and its subsidiaries, including XA, The Experiential Agency, Inc. (“XA”) and Good Gaming, Inc. (“Good Gaming”).

RECENT DEVELOPMENTS

Since the departure of Ron Burkhardt, XA continues to grow, hiring several new staff members to further meet the varied needs of our growing clientele. Instead of relying on only a few large scale projects each year, XA’s new generation of event planners are seeking to broaden the client base.  Current projects include international charity galas and initiatives, large-scale multi city brand awareness tours; professional sports based technologically innovative installations and re-branding and programming for luxury hospitality groups.

Good Gaming has engaged Caxy Interactive as its web developer as of April, 2014. Good Gaming is currently in Iteration 4 of the design process for its web platform and updated media/splash page. The overall user interface look and feel has been locked in for PC and Mobile web browsing.

Good Gaming is on track for a limited Open Beta for the beginning of September, with most features of its web platform being functional or fully completed. Based on feedback Good Gaming garners during Open Beta, it anticipates going live with the web platform in the beginning of September.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014

Gross revenues increased from $4,369,640 for the three months ended June 30, 2013 to $5,971,726 for the three months ended June 30, 2014. The increase in revenues was mainly due to the delivery of the NBC marketing event by our subsidiary XA, The Experiential Agency, Inc. (XA) during the three months ended June 30, 2014.

Cost of revenue increased from $3,261,774 for the three months ended June 30, 2013 to $5,367,651 for the three months ended June 30, 2014. The increase in cost of goods sold was due to the increase in revenues of XA, The Experiential Agency, Inc. (XA).

Operating expenses increased from $3,978,609 for the three months ended June 30, 2013 to $6,752,626 for the three months ended June 30, 2014. The increase in operating expenses is due to the increase in revenues of our subsidiary XA and research and development expenses of Good Gaming. In addition, the Company incurred non-cash charges of $619,627, $120,813 and $87,500 in connection with the issuance of warrants issued to our Chief Executive Officer, shares of common stock issued to former directors and a consultant and costs affiliated with the acquisition of Good Gaming, Inc., respectively.

Net income decreased from $2,475,029 for the three months ended June 30, 2013 to a net loss of $1,146,834 for the three months ended June 30, 2014. The decrease in earnings is due to the differences of realized and unrealized gains of marketable securities incurred during the three months ended June 30, 2014 and June 30, 2013 and the non-cash charges incurred in our operating expenses. In addition, during the three months ended June 30, 2013, the Company realized a gain of $610,400 in connection with the settlement of debt as compared to $0 during the three months ended June 30, 2014.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014

Gross revenues increased from $5,392,809 for the six months ended June 30, 2013 to $7,526,474 for the six months ended June 30, 2014. The increase in revenues was mainly due to market and economic conditions in our event marketing, event management and public relations and consulting business of XA, The Experiential Agency, Inc. (XA).

Cost of revenue increased from $3,803,808 for the six months ended June 30, 2013 to $6,248,643 for the six months ended June 30, 2014. The increase in cost of goods sold was due to the increase in revenues of XA, The Experiential Agency, Inc. (XA).

Operating expenses increased from $5,150,981 for the six months ended June 30, 2013 to $8,527,906 for the six months ended June 30, 2014. The increase in operating expenses is due to the increase in revenues of our subsidiary XA and research and development expenses of Good Gaming. In addition, the Company incurred non-cash charges of $619,627, $120,813 and $87,500 in connection with the issuance of warrants issued to our Chief Executive Officer, shares of common stock issued to former directors and a consultant and costs affiliated with the acquisition of Good Gaming, Inc., respectively.

Net income decreased from $2,186,283 for the six months ended June 30, 2013 to a net loss of $1,167,807 for the six months ended June 30, 2014. The decrease in earnings is due to the differences of realized and unrealized gains of marketable securities incurred during the six months ended June 30, 2014 and June 30, 2013 and the non-cash charges incurred in our operating expenses. In addition, during the six months ended June 30, 2013, the Company realized a gain of $610,400 in connection with the settlement of debt as compared to $0 during the six months ended June 30, 2014.

The table below reflects the Company’s results of operations by entity for the six months ended June 30, 2014

.

	XA	Good Gaming	CMG Holdings Group	Totals

Revenue	$7,526,474	$—	$—	$7,526,474

Operating expenses	7,430,732	93,750	1,003,424	8,527,906

Operating Income (Loss)	95,742	(93,750)	(1,003,424)	(1,001,432)

Other Income (Expense)	—	—	(166,375)	(166,375)

Net Income (Loss)	$95,742	$(93,750)	$(1,169,799)	$(1,169,799)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, the Company’s cash on hand was $1,017,098. Cash provided by operating activities for the six months ended June 30, 2014 was $3,578, as compared to cash provided by operating activities of $246,208 for the six months ended June 30, 2013. This change is due to the net of the realized and unrealized losses on marketable securities of $82,053 for the six months ended June 30, 2014 as compared to a gain of $1,525,699 for the six months ended June 30, 2013, a gain on settlement of debt in the amount of $0 during the six months ended June 30, 2014 as compared to $610,400 during the six months ended June 30, 2013, an increase of accounts payable and accrued expenses in the aggregate of $576,713 for the six months ended June 30, 2014 as compared to a decrease of $57,805 for the six months ended June 30, 2013, and the decrease of deferred compensation of $421,875  for the six months ended June 30, 2014 as compared to $0 for the six months ended June 30, 2013.

Cash from investing activities for the six months ended June 30, 2014 was $521,932 as compared to cash from or used in investing activities of $0 for the six months ended June 30, 2013. The increase in cash from investing activities is due to the sales of shares of common stock of Audio Eye by the company during the six months ended June 30, 2014. During the six months ended June 30, 2014, the Company purchased computer equipment in the amount of $18,400 for its subsidiary, Good Gaming, Inc..

Cash provided by financing activities for the six months ended June 30, 2014 was $15,000, as compared to $52,000 provided for the six months ended June 30, 2013. The decrease of $37,000 was due to the issuance of debt by the Company during the six months ended June 30, 2013.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 3, 2014, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2013.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

In performing this assessment, management has identified the following material weaknesses as of December 31, 2013:

●	There is a lack of segregation of duties necessary for a good system of internal control due to insufficient accounting staff due to the size of the Company
●	Lack of a formal review process that includes multiple levels of reviews
●	Employees and management lack the qualifications and training to fulfill their assigned accounting and reporting functions
●	Inadequate design of controls over significant accounts and processes

●	Inadequate documentation of the components of internal control in general
●	Failure in the operating effectiveness over controls related to valuing and recording equity based payments to employees and non-employees
●	Failure in the operating effectiveness over controls related to valuing and recording debt instruments including those with conversion options and the related embedded derivative liabilities

●	Failure in the operating effectiveness over controls related to recording revenue and expense transactions in the proper period
●	Failure in the operating effectiveness over controls related to evaluating and recording related party transactions

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.  As of June 30, 2014 no changes have occurred.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On April 7, 2014, the Board of Directors of the Company appointed Mr. Glenn Laken as the Company’s Chief Executive Officer. Mr. Jeffrey Devlin remained as the Company’s acting Chief Financial Officer.

Except for the above, no change in the Company’s internal control over financial reporting occurred during the period ended June 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

On May 9, 2014, the Company issued to a total of 6,000,000 shares of Common Stock to its three former directors of the Company, with each former director receiving 2,000,000 shares, pursuant to the agreements between the Company and each of the former directors dated February 5, 2014.

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

CMG HOLDINGS GROUP, INC.

Dated: August 14, 2014	By:	/s/ Glenn Laken
Glenn Laken Chief Executive Officer

Dated: August 14, 2014	By:	/s/ Jeffrey Devlin
Jeffrey Devlin Chief Financial Officer

