Form 10-Q
period 2014-09-30
CMG HOLDINGS GROUP, INC.
filed 2014-11-19
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

Commission file number 000-51770

CMG HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0733770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 North Michigan Avenue, Suite 2929
Chicago, IL	60611
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (732) 536-3800

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

As of November 14, 2014, there were 289,329,190 shares of common stock of the registrant issued and outstanding.

CMG HOLDINGS GROUP, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AND THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

CONTENTS

Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited)	4

Consolidated Statements of Operations for the three months ended and nine months ended September 30, 2014 and 2013 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

CMG Holdings Group, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$145,853	$476,588
Marketable securities	-	764,088
Accounts receivable, net of allowance of $0 and $0, respectively	115,500	287,094
Prepaid expenses and other current assets	8,400	8,400
Total Current Assets	269,753	1,536,170

Other noncurrent assets	79,741	60,078
TOTAL ASSETS	$349,494	$1,596,248

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$795,322	$627,695
Deferred compensation	69,000	486,875
Accrued liabilities	293,710	593,710
Deferred income	13,370	13,370
Convertible notes - carrying value	5,550	-
Derivative liabilities	84,822	11,121
Short term debt, net of unamortized discount of $0 and $0,
respectively	9,943	9,943
Total Current Liabilities	1,271,717	1,742,714

TOTAL LIABILITIES	1,271,717	1,742,714

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; no shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 0 and 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 289,329,190 and 283,657,190 shares issued and outstanding as of September 30, 2014 and December 31, 2013	289,329	283,657
Additional paid in capital	15,367,019	14,529,751
Treasury Stock, 37,174 and 37,174 shares held, respectively, at cost of -0-, as of September 30, 2014 and December 31, 2013.	-	-
Accumulated deficit	$(16,578,571)	(14,959,874)

TOTAL STOCKHOLDERS' DEFICIT	(922,223)	(146,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$349,494	$1,596,248

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc. Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$120,058	$1,048,407	$7,646,532	$6,441,216

Operating Expenses:
Cost of revenues	64,203	722,819	6,312,846	4,526,627
General and administrative expenses	581,819	725,858	2,767,332	2,073,031
Research and development expenses	46,800	-	140,550	-
Total Operating Expenses	692,822	1,448,677	9,220,728	6,599,658
Operating Income (Loss)	(572,764)	(400,270)	(1,574,196)	(158,442)

Other Income (Expense):
Derivative expense	(31,627)	-	(31,627)	-
Gain (loss) on derivative liability	-	153,096	7,926	165,938
Gain on extinguishment of debt	-	183,332	-	793,732
Effective interest expense (derivatives)	(5,550)	-	(5,550)	-
Realized gain (loss) on marketable securities	282,148	-	709,150	-
Unrealized gain (loss) on marketbable securities	(113,714)	(45,800)	(622,769)	1,479,899
Costs related to acquisition of Good Gaming, Inc	-	-	(87,500)	-
Other income (expense)	(6,386)	(65)	(11,002)	(5,465)
Interest Income (expense)	(2,997)	(6,092)	(3,129)	(205,178)
Total Other Income (Expense)	121,874	284,471	(44,501)	2,228,926

Net Income (Loss)	$(450,890)	$(115,799)	$(1,618,697)	$2,070,484

Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$0.01

Basic weighted average common shares outstanding	289,329,190	295,829,864	289,344,809	295,054,040

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,618,697)	$2,070,484
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Shares issued for services	120,813	-
Warrants issued for compensation	619,627	-
Costs related to acquisition of Good Gaming	87,500	-
Unrealized gain on marketable securities	622,769	(1,479,899)
Realized gain on marketable securities	(709,150)	-
(Gain) on settlement of debt	-	(165,938)
(Gain) loss on derivatives	(7,926)	-
Derivative expense	31,627	-
Effective interest - derivatives	5,550	-
Amortization of debt discount	-	152,848
Gain on extinguishment of debt	-	(793,732)
Changes in:
Accounts receivable	171,594	(146,882)
Prepaid expense and other current assets	(1,264)	7,142
Deferred income	-	-
Accrued liabilities	(300,000)	93,406
Accounts payable	167,627	270,257
Accounts payable, related party	-	(19,625)
Deferred compensation	(417,875)	-
Cash provided by (used in) operating activities	(1,227,805)	(11,939)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(18,400)	-
Proceeds from sales of marketable securities	850,470	-
Net cash from (used) in investing activities	832,070	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on short term debt	-	(52,500)
Proceeds from issuance of debt	50,000	104,500
Proceeds from sales of common stock	15,000	-
Net cash provided by financing activities	65,000	52,000
Net increase in cash	(330,735)	40,061
Cash, beginning of period	476,588	238,124
Cash, end of period	145,853	278,185

Supplemental cash flow information:
Interest paid	$3,201	$25,000
Income taxes	$-	$-

Non-cash investing and financing activity:
Discount on notes payable from derivative liability	$5,000	$98,097
Common stock issued for settlement of notes payable	$-	$26,600
Cancellation of Common Stock and Preferred Stock	$7,350	$2,550

The accompanying notes are an integral part of these financial statements.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

On March 28, 2014, CMG Holdings Group, Inc. (the “Company” or “CMG”), completed its acquisition of 100% of the shares of Good Gaming, Inc. (“GGI”) by entering into a Share Exchange Agreement (the “SEA”) with BMB Financial, Inc. and Jackie Beckford, the then shareholders of GGI. The sole owner of BMB Financial, Inc. is also the sole owner of Infinite Alpha, Inc. which provides consulting services to CMG. Pursuant to the SEA, the Company received 100% of the shares of GGI in exchange for 5,000,000 shares of the Company’s common stock, $33,000 in equipment and consultant compensation and a commitment to pay $200,000 in development costs. As of September 30, 2014, the Company has paid $58,600 of equipment and consultant compensation and $190,550 in development costs, of which $50,000 of the development costs had been advanced by the Company, prior to entering the agreement. In addition, pursuant to the SEA, CMG shall adopt an incentive plan for GGI which shall entitle the GGI officers, directors and employees to receive up to 30% of the net profits of GGI and up to 30% of the proceeds, in the event of a sale of GGI or its assets.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Concentrations of Risk

Financial Institutions - The Company maintains its cash balances at two financial institutions where they are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At September 30, 2014 and December 31, 2013, neither of these accounts was in excess of the limit. The Company also maintains a money market investment account at one securities firm where the account is insured by the Securities Investor Protection Corporation up to $500,000 for the bankruptcy, etc., of the securities firm. At September 30, 2014 and December 31, 2013, the account did not have a balance in excess of the limit.

Sales and Accounts Receivable - For the three months ended and nine months ended September 30, 2014 and the year ended December 31, 2013, one customer accounts for 0%, 93% and 72% of the Company’s total revenues, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from event management services, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis and do not bear interest, although a finance charge may be applied to amounts outstanding more than thirty days. Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.  There were no allowances for doubtful accounts as of September 30, 2014 or December 31, 2013.

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

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Derivative Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks. However, certain financial instruments, such as warrants and the embedded conversion features of our convertible promissory notes and debentures, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Derivative financial instruments are initially recorded, and continuously carried, at fair value.

Determining the fair value of these complex derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rates, volatility and conversion and redemption privileges. The use of different assumptions could have a material effect on the estimated fair value amounts.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is generally between three and five years. Depreciation expense was $0, $0 and $0 for the three months ended and nine months ended September 30, 2014 and December 31, 2013, respectively.

Intangible Assets

Intangible assets are stated at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the respective asset, which is three years. Amortization expense was $0, $0 and $0 for the three months ended and nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2014 and December 31, 2013:

September 30, 2014	Level 1	Level 2	Level 3	Total
Marketable trading securities	$-	$-	$-	$-
Derivative Liabilities	$-	$-	$84,822	$84,822

December 31, 2013	Level 1	Level 2	Level 3	Total
Marketable trading securities	$764,088	$-	$-	$764,088
Derivative Liabilities	$-	$-	$11,121	$11,121

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Details of the Company's marketable trading securities as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Aggregate fair value	$-	$764,088
Gross unrealized holding gains (losses)	(622,769)	622,769

Proceeds from sales ($1,423,491 stocks plus $85,000 options)	$850,470	$658,021
Gross realized gains (stocks and options)	709,150	524,668
Gross realized losses	-	-
Other than temporary impairment	-	-

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

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

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

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

A summary of warrant activity for the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012 is as follows:

	Outstanding and Exercisable	Weighted average Exercise Price

December 31, 2011	1,798,000	$0.28
Granted	—	—
Exercised	—	—
December 31, 2012	1,798,000	$0.28
Granted	—	—
Exercised	—	—
December 31, 2013	1,798,000	$0.28
Granted	40,000,000	$0.016
Exercised	—	—
Expired	(1,148,000)
September 30, 2014	40,650,000	$0.02

As of September 30, 2014, the warrants have a weighted average remaining life of 4.43 years with $0 aggregate intrinsic value.

NOTE 3 - NOTES PAYABLE

Paul Sherman Agreement

On May 12, 2012, the Company modified its July 24, 2011 agreement with Paul Sherman into a $9,943 convertible promissory note bearing interest at 2% and due on May 15, 2013. The convertible promissory note is convertible at a price equal to the close price on the day prior to Paul Sherman’s request for conversion, but not to go below $.001. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 and determined that the instrument should be classified as a liability. The fair value of the embedded conversion option resulted in a discount of $8,875 on the date of the note. The discount is being amortized over the term of the note to interest expense. The discount balance was $0 and $0 as of September 30, 2014 and December 31, 2013, respectively.  Amortization of $0 and $3,376 was recognized as interest expense during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. The convertible promissory note has an outstanding balance of $9,943 and $9,943 as of September 30, 2014 and December 31, 2013, respectively.

Convertible Promissory Note

On September 30, 2014, the Company sold a convertible promissory Note (the “Note”) in private placements to Iconic Holdings LLC. The principal amount of the Note is $55,000. The Note is convertible, at the holder's option, into shares of our common stock, generally at 70% of the lowest trading price of our common stock, for the prior 20 trading days. The Note bears interest at 10% annum, can be repaid at any time prior to maturity with a prepayment penalty of 10% of the principal amount paid, is due on September 30, 2015 and contains customary events of default and provide for increased interest rates in the event of default.    We did not pay a placement agent or other fees and the Note was issued with an original issue discount of $5,000. Net proceeds to the Company was $50,000. The Note does not require us to register the shares of our common stock underlying their conversion.

The terms of the embedded conversion options in the Note does not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.    Accordingly, the embedded derivative instrument in the Note (the conversion option), is accounted for separately from the host contract, and is recorded at fair value of $81,627. The Company recorded a derivative expense of $31,627 on the date of the Note. Accordingly, the initial carrying amount of the Note on the date of the Note was $0. The embedded derivative instrument that has been separated from the Note, shall be re-valued each reporting period, with any changes in their fair values recognized as a gain or loss in our income statement.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 4 - DERIVATIVE LIABILITIES

The Company has a convertible instrument outstanding more fully described in Note 3.   In accordance with ASC 815-15 “Derivatives and Hedging”, the convertible share-settleable instruments are classified as liabilities.

Embedded Derivative Liabilities in Convertible Notes

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company recognized new derivative liabilities of $81,627 and $98,097, respectively, as a result of new convertible debt issuances.  The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $31,627 and $0 for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.  As a result of conversions of notes payable, the Company reclassified $0 and $9,240,920 from equity and $0 and $0 of derivative liabilities to equity during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.  The Company recognized a gain of $11,121 and a gain of $210,810 on derivatives due to change in fair value of the liability during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. The fair value of the Company’s embedded derivative liabilities was $81,627 and $0 at September 30, 2014 and December 31, 2013, respectively.

Warrants

During 2011, 774,000 A Warrants and 774,000 B warrants were issued to individuals. The Company determined that the instruments embedded in the warrants should be classified as liabilities.  During March 31, 2010, 250,000 shares of warrants issued to AudioEye at an exercise price of $0.07 per share and a term of 5 years.

Under ASC 815-15, the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of September 30, 2014 and December 31, 2013 was $3,195 and $11,121, respectively.  The Company recognized an expense of $381 and a gain $10,196 related to the warrants for the nine months ended June 30, 2014 and the year ended December 31, 2013, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2011	$444,150
ASC 815-15 additions	721,590
Change in fair value	192,025
ASC 815-15 deletions	(1,211,795)
Balance at December 31, 2012	145,970
ASC 815-15 additions	98,097
Change in fair value	(210,180)
ASC 815-15 deletions	(22,766)
Balance at December 31, 2013	11,121
ASC 815-15 additions	86,640
Change in fair value	(1,818)
ASC 815-15 deletions	(11,121)
Balance at September 30, 2014	$84,822

The embedded conversion options in the Notes, which is accounted for separately as a derivative instrument is valued using a binomial lattice model because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model as of the date the Note was issued and as of September 30, 2014 included an expected life equal to the remaining term of the Note, an expected dividend yield of zero, estimated volatility ranging of 116%, and a risk-free rate of return of 0.13%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the Note. Volatility is based upon our expected common stock price volatility over the remaining term of the Note. The volatility used for the Note is based on the Company’s 100-day volatility, which is considered a reasonable surrogate for the volatility to be expected over the life of the Note. That volatility has generally ranged from 116% to 146%.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

On July 6, 2011, the Company was served with a lawsuit filed in the Circuit Court for the County of Multnomah, Oregon. The complaint alleges breach of contract and entitlement to consulting fees from the Company. The Company disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. The Company has retained counsel and is prepared to defend this lawsuit. The Company believes that the claims are frivolous pursuant to the terms of the contract. The case was settled on September 28, 2012 for $30,000. The Company has accrued for this liability as of September 30, 2014 and December 31, 2013.

On September 23, 2014, XA filed a lawsuit in the Supreme Court of the State of New York, County of New York against HG and its principals alleging wrongdoing by the defendants in connection with soliciting XA’s clients and seeking against further contact with XA clients. The Company conducted an internal investigation of actions taken by XA’s former employees during the quarter ended September 30, 2014. While the investigation is not complete, we have discovered that there are numerous instances of conversion of XA assets and funds, such as personal charges on company credit cards, payments for cell phones for family members, reimbursement for personal travel and other expenses which did not relate to XA in any way, and transactions between XA and parties owned by these former employees who did not disclose their interests in them. The Company and XA plan to complete the investigation, including recovering e-mails deleted by the former employees, and to vigorously pursue any and all amounts wrongfully taken from XA.

In October, 2014, Ronald Burkhardt, XA,s former Executive Chairman and a current member of the Company’s Board of Directors filed a lawsuit in the Supreme Court of the State of New York, County of New York, alleging breach of his employment contract and seeking approximately $695,000 in damages. The Company believes that Mr. Burkhardt’s claim is without merit and plans to vigorously defend the lawsuit.

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

XA has made business reimbursements to a consulting firm which is controlled by its former CEO. The accounts payable in the amount of $47,912 and $47,912 is included in account payable as of September 30, 2014 and December 31, 2013, respectively.  Total amount submitted to the Company for reimbursement from the consulting firm is $0 and $142,060 for the nine months ended September 30, 2014 and the year ended 2013, respectively.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 8 - SEGMENTS

The Company splits its business activities during the nine months ended September 30, 2014 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the nine months ended September 30, 2014.

	XA	Good Gaming	CMG Holdings Group	Totals

Revenue	$7,646,532	$—	$—	$7,646,532

Operating expenses	7,840,673	140,550	1,239,505	9,220,728

Operating Income (Loss)	(194,141)	(140,550)	(1,239,505)	(1,574,196)

Other Income (Expense)	(11,200)	—	(33,301)	(44,501)

Net Income (Loss)	$(205,341)	$(140,550)	$(1,272,806)	$(1,618,697)

NOTE 9 – RESIGNATION OF OFFICERS AND MEMBERS OF THE BOARD.

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

On September 17, 2014, Jeffrey Devlin resigned as Chief Financial Officer and Director of the Company.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company subsidiary rents office space for its office at Chicago and New York. The lease expires in March 31, 2021 for its Chicago office.  During 2013, the Company renewed a five year lease expiring May 31, 2018 for its New York office.  Future minimum lease payments under the two operating lease are as follows:

Year ending December 31, 2013
2014	$84,353
2015	196,805
2016	202,572
2018	208,440
2019	141,784
After	214,205

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Except as discussed above in Note 5, The Company is not the subject of any pending legal proceedings and, to the knowledge of management; no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

NOTE 11 - SUBSEQUENT EVENTS

On October 1, 2014 the Company sold a Convertible Debenture in the principal amount of $114,000 to Typenex Co-Investment, LLC. The principal amount includes an Original Issue Discount in the amount of $10,000 and investor fees in the amount of $4,000. Total net proceeds to the Company were $100,000. The Debenture bears interest at an annum rate of 10% and is payable in 5 equal installments that can be paid in cash or share of the Company’s common stock. The number of shares to be issued for installment payments made in the form of shares of the Company’s common stock, shall be calculated at 70% of the average of the three closing prices in the 20 trading days prior to the date of conversion, of the Company’s common stock. The Note’s maturity date is August 1, 2015.

On October 10, 2014 the Company sold a Convertible Debenture in the principal amount of $115,000 to KBM Investments LLC. The principal amount includes an Original Issue Discount in the amount of $11,000 and investor fees in the amount of $4,000. Total net proceeds to the Company were $100,000. The Debenture bears interest at an annum rate of 8% and can be repaid at any time prior to the date of maturity. The prepayment penalty for such prepayment ranges from 8% to 25% of the principal amount paid. On the 181st day from the date of the Note, is convertible into shares of the Company’s common stock. The conversion rate for such conversion is 75% of the lowest 3 trading prices of the Company’s common stock during the ten trading days prior to the conversion date. The Note’s maturity date is October 8, 2015.

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

RECENT DEVELOPMENTS

Good Gaming has launched its website platform on October 17, 2014, with most features of the platform being functional or fully completed. Based on feedback of Good Gaming gamers, the Company anticipates that the site will be a success and expects to generate a significant amount of subscribers over the next 12 months. Good Gaming held its inaugural tournament on October 24, 2014 and has planned additional tournaments beginning on December 12, 2014.

During the quarters ended June 30, 2014 and September 30, 2014, each of the employees in XA’s New York office, as well as its COO in Chicago resigned. The Company later learned that each of these employees had, along with XA’s former CEO, formed a new company, called Hudson Gray, LLC (“HG”) which was soliciting XA’s clients using confidential and proprietary information gained from their employment with XA.

On September 23, 2014, XA filed a lawsuit in the Supreme Court of the State of New York, County of New York against HG and its principals alleging wrongdoing by the defendants in connection with soliciting XA’s clients and seeking against further contact with XA clients. The Company conducted an internal investigation of actions taken by XA’s former employees during the quarter ended September 30, 2014. While the investigation is not complete, we have discovered that there are numerous instances of conversion of XA assets and funds, such as personal charges on company credit cards, payments for cell phones for family members, reimbursement for personal travel and other expenses which did not relate to XA in any way, and transactions between XA and parties owned by these former employees who did not disclose their interests in them. The Company and XA plan to complete the investigation, including recovering e-mails deleted by the former employees, and to vigorously pursue any and all amounts wrongfully taken from XA.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Gross revenues decreased from $1,048,407 for the three months ended September 30, 2013 to $120,058 for the three months ended September 30, 2014. The decrease in revenues was mainly due to the departure of certain personnel of and clients our subsidiary XA. After June 30, 2014, and the filing of the Company’s Quarterly Report for the three months ended June 30, 2014, the Company became become aware of wrongful acts by its former employees as set forth above.

Cost of revenue decreased from $722,819 for the three months ended September 30, 2013 to $64,203 for the three months ended September 30, 2014. The decrease in cost of revenue was due to the decrease in revenues of XA.

Operating expenses decreased from $1,448,677 for the three months ended September 30, 2013 to $692,822 for the three months ended September 30, 2014. The decrease in operating expenses is due to the decrease in revenues and costs of goods sold of XA.

Net loss increased from $115,799 for the three months ended September 30, 2013 compared to a net loss of $450,890 for the three months ended September 30, 2014. The increase in net loss is due to the increase of the operating loss and decrease of Other Income from $400,270 and $284,471, respectively, during the three months ended September 30, 2013 to $572,764 and $121,874, respectively, during the three months ended September 30, 2014. During the three months ended September 30, 2014, the net effect of the total realized and unrealized gains and losses of marketable securities was a total gain of $168,434 as compared to a loss of $45,800, during the three months ended September 30, 2013. Other non-cash charges included in Other Income during the three months ended September 30, 2014 consist of $31,627 in derivative expense and $5,550 of effective interest expense, in connection with the Convertible Promissory Note sold by the Company as compared to a $153,096 gain on derivative liability and gain of $183,332 for the extinguishment of debt, during the 3 months ended September 30, 2014.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Gross revenues increased from $6,441,216 for the nine months ended September 30, 2013 to $7,646,532 for the nine months ended September 30, 2014. The increase in revenues was mainly due to the NBC Upfront Project having generated increased revenues in 2014 as compared to 2013 for XA.

Cost of revenue increased from $4,526,627 for the nine months ended September 30, 2013 to $6,312,846 for the nine months ended September 30, 2014. The increase in cost of goods sold was due to the increase in revenues of XA.

Operating expenses increased from $6,599,658 for the nine months ended September 30, 2013 to $9,220,728 for the nine months ended September 30, 2014. The increase in operating expenses is due to the increase in revenues of our subsidiary XA and research and development expenses of Good Gaming. In addition, the Company incurred non-cash charges of $619,627, $120,813 and $87,500 in connection with the issuance of warrants issued to our Chief Executive Officer, shares of common stock issued to former directors and a consultant and costs affiliated with the acquisition of Good Gaming, Inc., respectively.

Net income decreased from $2,070,484 for the nine months ended September 30, 2013 to a net loss of $1,618,697 for the nine months ended September 30, 2014. The decrease in earnings is due to the differences of realized and unrealized gains of marketable securities incurred during the nine months ended September 30, 2014 and September 30, 2013 and the non-cash charges incurred in our operating expenses.

The table below reflects the Company’s results of operations by entity for the nine months ended September 30, 2014

	XA	Good Gaming	CMG Holdings Group	Totals

Revenue	$7,646,532	$—	$—	$7,646,532

Operating expenses	7,840,673	140,550	1,239,505	9,220,728

Operating Income (Loss)	(194,141)	(140,550)	(1,239,505)	(1,574,196)

Other Income (Expense)	(11,200)	—	(33,301)	(44,501)

Net Income (Loss)	$(205,341)	$(140,550)	$(1,272,806)	$(1,618,697)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, the Company’s cash on hand was $145,853. Cash used in operating activities for the nine months ended September 30, 2014 was $1,227,805, as compared to $11,939 for the nine months ended September 30, 2013. The Company recorded net loss of 1,618,697 for the nine months ended September 30, 2014 as compared to net income of $2,070,484 for the nine months ended September 30, 2013.

Cash from investing activities for the nine months ended September 30, 2014 was $832,070 as compared to cash from or used in investing activities of $0 for the nine months ended September 30, 2013. The increase in cash from investing activities is due to the sales of shares of common stock of Audio Eye by the company during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, the Company purchased computer equipment in the amount of $18,400 for its subsidiary, Good Gaming, Inc.

Cash provided by financing activities for the nine months ended September 30, 2014 was $65,000, as compared to $52,000 provided for the nine months ended September 30, 2013. On September 30, 2014, the Company sold a convertible promissory Note (the “Note”) in private placements to Iconic Holdings LLC. The principal amount of the Note is $55,000 The Note is convertible, at the holder's option, into shares of our common stock, generally at 70% of the lowest trading price of our common stock, for the prior 20 trading days. The Note bears interest at 10% annum, can be repaid at any time prior to maturity with a prepayment penalty of 10% of the principal amount paid, is due on September 30, 2015 and contain customary events of default and provide for increased interest rates in the event of default.    We did not pay a placement agent or other fees and the Note was issued with an original issue discount of $5,000. Net proceeds to the Company was $50,000. The Note does not require us to register the shares of our common stock underlying their conversion.

The Company anticipates that it will need approximately $1,250,000 to fund operations over the next 12 months. The Company anticipates that during the three months ended March 31, 2015, the Company will generate sufficient revenues in its two subsidiaries to fund the operations. For the three months ended December 31, 2014, the Company has sold three Convertible Promissory Notes to raise the required capital. In addition, the Company anticipates that revenue generated will fund a portion of such cash requirements. There is no assurance that the Company will be successful in raising the amounts required to fund operations or generate sufficient revenue to fund its operation. In the event that the Company is unable to fund the operation it will not be able to continue as a going concern.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In view of the events described under “Recent Events” above, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and internal controls. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal controls over financial reporting which allowed for theft of Company funds, assets and services.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Accounting Officer. It is the Company’s position that the weaknesses in internal controls mentioned above and listed below allowed the former employees and the former XA Chief Executive Officer to commit wrongful acts in XA which led to theft of Company funds and property, including the Company’s customer base and the entry by the Company into non-arm’s length transactions to its detriment.

In performing this assessment, management has identified the following material weaknesses:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the period ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In October, 2014, Ronald Burkhardt, XA,s former Executive Chairman and a current member of the Company’s Board of Directors filed a lawsuit in the Supreme Court of the State of New York, County of New York, alleging breach of his employment contract and seeking approximately $695,000 in damages. The Company believes that Mr. Burkhardt’s claim is without merit and plans to vigorously defend the lawsuit.

ITEM 1A – RISK FACTORS

The Company is a smaller reporting company and is therefore not required to provide this information.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2014 the Company sold a Convertible Debenture in the principal amount of $114,000 to Typenex Co-Investment, LLC. The principal amount includes an Original Issue Discount in the amount of $10,000 and investor fees in the amount of $4,000. Total net proceeds to the Company were $100,000. The Debenture bears interest at an annum rate of 10% and is payable in 5 equal installments that can be paid in cash or share of the Company’s common stock. The number of shares to be issued for installment payments made in the form of shares of the Company’s common stock, shall be calculated at 70% of the average of the three closing prices in the 20 trading days prior to the date of conversion, of the Company’s common stock. The Note’s maturity date is August 1, 2015.

On October 10, 2014 the Company sold a Convertible Debenture in the principal amount of $115,000 to KBM Investments LLC. The principal amount includes an Original Issue Discount in the amount of $11,000 and investor fees in the amount of $4,000. Total net proceeds to the Company were $100,000. The Debenture bears interest at an annum rate of 8% and can be repaid at any time prior to the date of maturity. The prepayment penalty for such prepayment ranges from 8% to 25% of the principal amount paid. On the 181st day from the date of the Note, the Note is convertible into shares of the Company’s common stock. The rate of such conversion is 75% of the lowest 3 trading prices of the Company’s common stock during the ten trading days prior to the conversion date. The Note’s maturity date is October 8, 2015.

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

CMG HOLDINGS GROUP, INC.

Dated: November 19, 2014	By:	/s/ Glenn Laken
Glenn Laken Chief Executive Officer and Chief Accounting Officer

