Form 10-Q/A
period 2014-09-30
CMG HOLDINGS GROUP, INC.
filed 2014-11-20
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or small reporting company. See the definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of November 14, 2014, there were 289,329,190 shares of common stock of the registrant issued and outstanding.

 EXPLANATION NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of CMG Holdings Group, Inc. (the “Company”) for the three months ended September 30, 2014 is being filed to properly indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months, which was checked as “No” in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014 which was filed with the Securities and Exchange Commission (“SEC”) on November 19, 2014 (the “Form 10-Q”). Accordingly, the Company has checked “Yes” on this Amendment No. 1 to Form 10-Q.

Except as described above, no other parts of the Form 10-Q are being amended.

CMG HOLDINGS GROUP, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AND THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

CONTENTS

Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited)	5

Consolidated Statements of Operations for the three months ended and nine months ended September 30, 2014 and 2013 (Unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

CMG Holdings Group, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$145,853	$476,588
Marketable securities	-	764,088
Accounts receivable, net of allowance of $0 and $0, respectively	115,500	287,094
Prepaid expenses and other current assets	8,400	8,400
Total Current Assets	269,753	1,536,170

Other noncurrent assets	79,741	60,078
TOTAL ASSETS	$349,494	$1,596,248

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$795,322	$627,695
Deferred compensation	69,000	486,875
Accrued liabilities	293,710	593,710
Deferred income	13,370	13,370
Convertible notes - carrying value	5,550	-
Derivative liabilities	84,822	11,121
Short term debt, net of unamortized discount of $0 and $0,
respectively	9,943	9,943
Total Current Liabilities	1,271,717	1,742,714

TOTAL LIABILITIES	1,271,717	1,742,714

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; no shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 0 and 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 289,329,190 and 283,657,190 shares issued and outstanding as of September 30, 2014 and December 31, 2013	289,329	283,657
Additional paid in capital	15,367,019	14,529,751
Treasury Stock, 37,174 and 37,174 shares held, respectively, at cost of -0-, as of September 30, 2014 and December 31, 2013.	-	-
Accumulated deficit	$(16,578,571)	(14,959,874)

TOTAL STOCKHOLDERS' DEFICIT	(922,223)	(146,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$349,494	$1,596,248

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc. Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$120,058	$1,048,407	$7,646,532	$6,441,216

Operating Expenses:
Cost of revenues	64,203	722,819	6,312,846	4,526,627
General and administrative expenses	581,819	725,858	2,767,332	2,073,031
Research and development expenses	46,800	-	140,550	-
Total Operating Expenses	692,822	1,448,677	9,220,728	6,599,658
Operating Income (Loss)	(572,764)	(400,270)	(1,574,196)	(158,442)

Other Income (Expense):
Derivative expense	(31,627)	-	(31,627)	-
Gain (loss) on derivative liability	-	153,096	7,926	165,938
Gain on extinguishment of debt	-	183,332	-	793,732
Effective interest expense (derivatives)	(5,550)	-	(5,550)	-
Realized gain (loss) on marketable securities	282,148	-	709,150	-
Unrealized gain (loss) on marketbable securities	(113,714)	(45,800)	(622,769)	1,479,899
Costs related to acquisition of Good Gaming, Inc	-	-	(87,500)	-
Other income (expense)	(6,386)	(65)	(11,002)	(5,465)
Interest Income (expense)	(2,997)	(6,092)	(3,129)	(205,178)
Total Other Income (Expense)	121,874	284,471	(44,501)	2,228,926

Net Income (Loss)	$(450,890)	$(115,799)	$(1,618,697)	$2,070,484

Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$0.01

Basic weighted average common shares outstanding	289,329,190	295,829,864	289,344,809	295,054,040

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

CMG HOLDINGS GROUP, INC.

Dated: November 20, 2014	By:	/s/ Glenn Laken
Glenn Laken Chief Executive Officer and Chief Accounting Officer

