Form 10-K
period 2014-12-31
CMG HOLDINGS GROUP, INC.
filed 2015-06-08
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

CMG HOLDINGS GROUP, INC.

 (Exact name of registrant as specified in its charter)

Nevada	87-0733770
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2130 North Lincoln Park West 8N
Chicago, IL	60614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (773) 698-6047

(Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒   *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or small reporting company. See the definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b 2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of April 30, 2015 the aggregate market value of the Registrant’s voting and non voting common stock held by non affiliates of the registrant as of the end of the second quarter of the last fiscal year was approximately: $2,895,000 at $0.01 price per share, based on the closing price on the OTCQB. As of April 30, 2015, there were 289,500,000 shares of common stock of the registrant issued and outstanding.

Documents Incorporated by Reference: None

CMG HOLDINGS GROUP, INC.

FORM 10-K

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward looking statements which include, but are not limited to, statements concerning expectations as to our revenues, expenses, and net income, our growth strategies and plans, the timely development and market acceptance of our products and technologies, the competitive nature of and anticipated growth in our markets, our ability to achieve cost reductions, the status of evolving technologies and their growth potential, the adoption of future industry standards, expectations as to our financing and liquidity requirements and arrangements, the need for additional capital, and other matters that are not historical facts. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “expects”, “intends”, “plans”, “believes, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. These statements, which are included in accordance with the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward looking statements, as a result of various factors. Readers are cautioned not to place undue reliance on forward looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward looking statements for any reason. Unless the context indicates otherwise, the terms “Company”, “Corporate”, “CMGO”, “our”, and “we” refer to CMG Holdings Group, Inc. and its subsidiaries.

ITEM 1: DESCRIPTION OF BUSINESS

Our History

CMG Holdings Group, Inc. (the “Company” or “CMG”) was incorporated in the State of Nevada on July 30, 2004 under the name of “Pebble Beach Enterprises, Inc.” From the date of incorporation until August 2004, it was a wholly owned subsidiary of Fresh Veg Broker.com, Inc. (“Fresh Veg”), a Nevada corporation. In August 2004, the Company was spun off from Fresh Veg. Until May 27, 2008, the Company was a real estate investment company with three areas of operation: a) real estate acquisition and resale; b) real estate development and resale; and c) real estate consulting and joint ventures. On February 20, 2008, a majority of the shares of the Company were sold by the shareholders who were actively involved in the Company’s prior real estate business (the “Change in Control”). Also on February 20, 2008, the Company changed its name to “CMG Holdings, Inc.” Since the Change in Control, the Company started to engage in the business of providing marketing, entertainment and management services.

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

Below is the business description of XA, The Experiential Agency, Inc., our wholly owned subsidiary.

XA, The Experiential Agency, Inc. (“XA”)

Overview

XA, The Experiential Agency, Inc. (“XA”) is the Company’s wholly owned subsidiary engaged in event marketing and management. XA was acquired by the Company on April 1, 2009. It engages in a diverse range of marketing services, including interactive event strategy and planning, creative development, public relations, and nontraditional marketing. XA has staged movie and show premiers, cross country tours, hosted VIP events, staged press stunts, and other types of media events and services for leading shows, production houses, non profit agencies and local communities across the United States. In addition to the physical event planning, logistics and event implementation, XA also engages in the interactive side of the events to increase branding awareness over the Internet.=

XA’s strong competitive advantage are (i) its long term presence and it is in its 25th year as a successful top tier event marketing agency, (ii) its outstanding long term vendor relationships that help deliver exceptional programs to its clients, and (iii) the vertical integration that gives its clients a single source for all their event marketing needs, which we believe will require less outsourcing and increased profitability and delivering superior customer service and creates one of a kind events and programs.

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

While XA continues to seek opportunities and win projects from Fortune 100 clients in the larger enterprise segment, we believe that rapid revenue growth opportunities and margin improvements are available in the comprehensive advisory services of the small to medium enterprise (SME) segment. The SME market has many smaller firms that specialize in only a few aspects of the event marketing and business communications segments, yet SME’s face equally important challenges in terms of brand building and content management. By acting as a comprehensive integrated single source for the total marketing needs of the SMEs, XA has created a niche for itself on a national scale and will replicate the same success strategy internationally under the Company’s holding company model. Given the fact that brand marketers are demanding a full service agency for developing and executing integrated marketing campaigns, we believes that XA will take advantage of the accelerating secular trend of shifts in corporate emphasis toward online event/promotional marketing versus traditional media driven selling efforts. XA is specifically focused on strategically target key segments within the event marketing space in order to capture market share in its existing geographic locations as well as enhance its national and international presence. XA is positioning itself as the one of the few source marketing partners in the market with its unique selling point being the ability to act as a source for the client’s total marketing needs. This would encompass the entire spectrum of services associated with marketing, from strategizing and defining an event portfolio, conceptualization of the event theme and content creation to the final implementation/management of events. XA will also provide an ultimate client return on investment assessment following each implementation.

Market Strategy

We have taken strategic steps to position the Company as a marketing communications company servicing clients in domestic and international markets. We operate in a marketing landscape that has vastly changed over the last few years and continues to fragment as clients are presented with different complex strategies to improve brand awareness and increase market share. To achieve our objectives of providing strategic solutions for our clients, we have recruited talents and have concentrated in high-growth areas to align our capabilities to meet the market demands. In order to grow with our clients, we have accelerated our investment in technologies, professional talent, and provided training throughout our Company. Our market strategy and offerings can improve our organic revenue growth and operating income margin, with our ultimate objective to be fully competitive with our industry peer groups. To increase our revenues and improve our operating margins, we will concentrate on controlling our staff expenses in non revenue producing capacities, controlling real estate expenses such as office rent, reducing the complexity of our organization and divesting of underperforming business sectors.

Through our wholly owned subsidiary, XA, an integrated experiential marketing services company, we develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline marketing programs. Our programs assist our clients effectively and promote their platforms and services directly to retailers and consumers, and are intended to assist our clients to achieve maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to motivate consumers to purchase their products, and are designed to meet the needs of our clients by focusing on the communities who want to engage brands as part of their lifestyles.

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

Our fees are calculated to reflect our expertise based on monthly rates as well as mark up percentages and the relative overhead expenses to execute services provided to our clients. Clients may seek to include incentive compensation components for successful execution as part of the total compensation. Commissions earned are based on services provided and are usually calculated on a percentage over the total revenues generated for our clients. Our revenues can also be generated when clients pay gross rates before we pay reduced rates—the difference is commissions earned which is either retained in total or shared with the client depending on the nature of the services agreement. Our generated revenues are dependent upon the marketing and communications requirements of our corporate clients and dependent on the terms of the client contract. The revenues for services performed can be recognized as proportional performance, monthly basis or execution of the completed contracts. For revenues recognized on a completed contract basis, the contract terms are customary in the industry. Our client contracts generally provide terms for termination by either party on 90 day notice.

Competition

In the highly competitive and fragmented marketing and communications industry, our Company competes for business with mid size marketing firms such as Mktg, Inc. as well as large global holding companies such as International Management Group, Interpublic Group of Companies, Inc., MDC Partners, Inc. and Omnicom. These global companies generally have greater resources than those available to us, and such resources may enable them to aggressively compete with our Company’s marketing communications businesses. We also face competition from numerous independent agencies that operate in multiple markets. Our competitive advantage is to provide clients with marketing strategies that are focused on increasing clients’ revenues and profits.

Industry Trend

Historically, event management and talent management have been primary service provided by global companies in the marketing communications industry. However, as clients aim to establish individual and enhanced relationships with their customers to more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services are consuming a growing portion of marketing dollars. This increases the demand for a broader range of marketing communications services. The mass market audience is giving way to life style segments, social events/networks, and online/mobile communities, with each segment requiring a different message and/or different, often non traditional, channels of communication. Global marketers now seek innovative strategies, concepts and programs for new opportunities for small to mid sized communications companies.

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

Employees

As of December 31, 2014, the Company and its subsidiary had 5 employees. The personal service character of the marketing communications sector, the quality of personnel and executive management are crucially important to the Company’s continuing success.

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

GGI plans to actively pursue game designers, publishers, and content providers seeking partnerships and agreements that can produce a win win scenario for gamers and providers. These agreements will focus on securing exclusive game content for the purpose of improving the GGI community and offering unique content and experiences. GGI plans to offer providers access to a unique demographic of gamers at their disposal for alpha testing, beta testing, feedback, non traditional gaming exposure, and test content. GGI plans to attempt to foster a cross platform/game concept to consolidate merchandising, pay to play, aesthetic, and advertising content in a cohesive collective. This collective can create unique and new ways for gamers and providers to achieve goals that currently do not exist or are not robust enough to meet the larger needs of the gaming and advertising community.

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

AudioEye Separation and Spin off

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

On June 22, 2011, the Company entered into a Master Agreement (the “Master Agreement”) with AudioEye Acquisition Corporation (“AEAC”) pursuant to which: (i) the stockholders of AEAC would acquire from the Company 80% of the capital stock of AE (the “Separation”) and (ii) the Company distributed to its stockholders, in the form of a dividend, 5% of the capital stock of AE (the “Spin off”). Pursuant to the Master Agreement, as amended, AEAC also released the Company from its obligations under the AE Notes. In connection with the release of the Company under the AE Notes, effective August 15, 2012, the Company completed the Separation. On February 22, 2013, the Company completed the Spin off by distributing a total of 1,500,259 shares of AE common stock to its shareholders on the record date of October 26, 2012 on a pro rata basis after the SEC declared the registration statement on Form S-1 filed by AE effective on January 19, 2013. As a result of the foregoing transactions, the Company retained a total of 4,500,874 shares of AE common stock.

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

Newzoo BV, Q4 PC Gaming Trend Report 2013 Report and Q2 Sizing Profiling eSports 2014 Report.

GGI is in the process of researching what it is that gamers want - what their goals, aspirations, and ideas of euphoria tend to be. As of the beginning of 2014, according to Newzoo BV, 163.9 million people in the world, 15.38% of them in the United States, are playing video games often enough for it to be a full time job. We believe that eSports is not just a growing segment within the gaming industry, but within the much larger entertainment industry. It is not restricted by nationality, political affiliation, or socioeconomic status. eSports principal barrier is a simple one – internet access.

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

Other Developments

In April of 2015 CMG was approached by a group interested in spinning off Good Gaming from CMG. The LOI indicated that CMG would maintain a majority interest in the Company. Good Gaming would be listed on the Canadian Stock Exchange. In addition there would be a minimum of a $500,000 infusion of capital to the Company. Discussions are ongoing but there is no certainty that a deal will be consummated. Parties are involved in doing due diligence currently.

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

The investigation has been completed, an amended complaint will be filed on June 15, 2015. New counsel has been retained to pursue the prosecution of the case and the new counsels name is Laurence Steckman of the firm Eaton and Van Winkle. There will be new defendants added and the damages sought will be substantially increased

On February 24, 2015, CMG Holdings Group, Inc.’s (the “Company”) subsidiary, XA, The Experiential Agency, Inc. (“XA”) having determined that it could no longer operate its business, as it was then constituted, decided to execute an assignment for the benefit of creditors to Tailwind Services LLC (“Tailwind”). An Assignment for the Benefit of Creditors is a method of liquidating a business. To that end a Trust Agreement and Assignment of Assets for the Benefit of Creditors was executed on February 24, 2015, transferring all of the assets of XA to Tailwind. Subsequently Tailwind advertised a sale of XA's assets to the Company for the approximate sum of $60,000 (the "Sale"). An Asset Purchase Agreement was executed between XA and the Company on March 4, 2015. The Sale of XA's assets to CMG was consummated on March 25, 2015. Only assets were purchased by CMG liabilities were not assumed. The assets consisted of, among other things, all personal property of XA including accounts receivable, the XA name and other general intangibles of XA, as well as a cause of action involving stolen services.

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

Repayment of Notes

Repayment of Asher Notes

The Company issued and sold to Asher Enterprises, Inc. (“Asher”) a convertible promissory note of principal amount of $32,500 on October 16, 2012 and another convertible promissory note of the principal amount of $53,000 in May 2013. On April 25, 2013, Asher converted $15,000 of the note that was issued in October 2012 into an aggregate of 4,285,714 shares of Common Stock. On November 26, 2013, the Company repaid the above mentioned two notes in the total amount of $71,002.66 as principal and accrued interest. This note was paid in 2013. Different from current notes

ITEM 1A: RISK FACTORS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2: DESCRIPTION OF PROPERTY

None

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED TO STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Our symbol is “CMGO.” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2014

First Quarter	0.01	0.01
Second Quarter	0.01	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.03	0.01

FISCAL YEAR ENDED DECEMBER 31, 2013
First Quarter	0.01	0.01
Second Quarter	0.01	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.03	0.01

Holders of Shares of Common Stock

The Company has authorized 450,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2014, the Company had 289,329,190 shares of common stock of the registrant issued and outstanding. As of December 31, 2014, there were approximately 197 stockholders of record of our common stock. This stockholder of record total number does not reflect full amount of shares held beneficially or those shares held in “street” name. It is anticipated that the number of stockholders may increase if the total amount of stockholders that own shares held beneficially or those held in “street” name.

Dividend Policy

We did not pay cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

On February 22, 2013, the Company completed the distribution a total of 1,500,259 shares of AudioEye’s common stock as dividend to the Company shareholders on the record date of October 26, 2012 on a pro rata basis after the SEC declared the registration statement on Form S-1 filed by AudioEye effective on January 19, 2013. For more details of the referenced distribution, please refer to Item 1, the section under “AudioEye Separation and Spin off” thereof.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2014, there were no shares of preferred stock issued or outstanding.

Transfer Agent

The Company’s transfer agent and registrar of the common stock is Corporate Stock Transfer, Inc. 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209. (303) 282-4800.

Notes and Loans

Iconic Holdings, LLC

The Company issued Iconic Holdings, LLC. a convertible promissory note of principal amount of $50,000 on November 21, 2014.

Typenex Co-Investment LLC

The Company issued Typenex Co-Investment LLC a convertible promissory note of the principle amount of $114,000 on October 1, 2014. The principle amount includes an Original Issued Discount in the amount of $10,000 and investor fees of $4,000. The outstanding balance at December 31, 2014 is $100,000.

KBM Investments LLC

The Company issued KBM Investments LLC a convertible promissory note in the principle amount of $115,000. The principle amount includes an Original Issued Discount in the amount of $11,000 and investor fees of $4,000. The outstanding balance at December 31, 2014 is $100,000.

KBM Worldwide, Inc.

The Company issued KBM Worldwide, Inc., a convertible promissory note of the principal amount of $40,000 on December 24, 2014.

Warrants

As of the date of this Report, the Company had warrants to purchase a total of 40,000,000 shares of the Company’s Common Stock. Among such outstanding warrants the terms of which are set forth as the following:

There were Warrants to purchase a total of 40,000,000 shares of the Company’s Common Stock. Warrants are exercisable within 5 years from issuance at the exercise price of $0.0155.

Penny Stock Considerations

Because our shares trade at less than $5.00 per share, they are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker dealers who engage in certain transactions involving a penny stock. Under the penny stock regulations, a broker dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker dealer is required to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker dealer or the transaction is otherwise exempt; disclose commissions payable to the broker dealer and our registered representatives and current bid and offer quotations for the securities; Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account. Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Unregistered Sales Of Equity Securities and Issuance of Equity Securities And Use Of Proceeds

On September 26, 2014, the Company sold a 10% Convertible Promissory Note in the principle amount of $50,000 to Iconic Holdings LLC with a maturity date of September 29, 2015. The Note is convertible into the Company’s common stock at a conversion price that is equal to 70%of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which note holder elects to convert all or part of the Note.

On October 1, 2014 the Company sold a Convertible Debenture in the principal amount of $114,000 to Typenex Co-Investment, LLC. The principal amount includes an Original Issue Discount in the amount of $10,000 and investor fees in the amount of $4,000.Total net proceeds to the Company were $100,000. The Debenture bears interest at an annum rate of 10% and is payable in 5 equal installments that can be paid in cash or share of the Company’s common stock. The number of shares to be issued for installment payments made in the form of shares of the Company’s common stock, shall be calculated at 70% of the average of the three closing prices in the 20 trading days prior to the date of conversion, of the Company’s common stock. The Note’s maturity date is August 1, 2015.

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

On December 18, 2014, the Company entered into the Securities Purchase Agreement pursuant to which it sold an 8% convertible note of the Corporation, in the aggregate principle amount of $40,000, convertible into shares of the Company’s common stock to KBM Worldwide Inc. The Note is convertible into the Company’s common stock at a conversion price that is equal to 70%of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which note holder elects to convert all or part of the Note.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2014 included with this Form 10-K. The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2014. The statements contained in this section that are not historical facts are forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward looking statements may be identified by, among other things, the use of forward looking terminology such as “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward looking statements, orally or in writing. Such forward looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

These forward looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements. We do not undertake any obligation to publicly release any revisions to these forward looking statements or to reflect the occurrence of unanticipated events. Many important factors affect our ability to achieve our objectives, including, among other things, technological and other developments within a given field, intense and evolving competition, the lack of an “established trading market” for our shares, and our ability to obtain additional financing, as well as other risks detailed from time to time in our public disclosure filings with the SEC.

Executive Summary

References in this Current Report on Form 10-K to “CMG Holdings Group”, “CMG”, the “Company,” “we,” “us” and “our” for periods prior to the closing of the Reorganization refer to the Registrant, and for periods subsequent to the closing of the Reorganization refer to the Registrant and its subsidiaries. The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”). The Company’s objective is to create shareholder value by building market leading strategies that deliver innovative, value added marketing communications and strategic consulting to our clients. The company manages the business by monitoring several financial and non financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses. Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location and growth from acquisitions.

Financial analysis

Year ended December 31, 2014 compared to the year ended December 31, 2013

Liquidity and capital resources

As at December 31, 2014, the Company had a cash balance of $27,886 and working capital deficit of $1,285,378 compared with a cash balance of $476,588 and a working capital deficit of $205,544 at December 31, 2013. The decrease in working capital was mainly due to the decrease in business for XA during the second half of 2014.

Cash Flows from Operating Activities

During the year ended December 31, 2014, cash flows used in operating activities was $2,043,692 compared with use of $317,057 of cash flow during the year ended December 31, 2013. The decrease in cash flow from operating activities is mainly due the decrease in accounts payable and accrued liabilities during the year ended December 31, 2014.

Cash Flows from Investing Activity

During the year ended December 31, 2014, the Company recognized cash proceeds from the sale of securities of $1,260,990, compared to $658,021 for the year ended December 31, 2013.

Cash Flows from Financing Activities

During the year ended December 31, 2014, the Company received proceeds of $319,000 from the issuance of convertible promissory notes payable, compared to $104,500 from the issuance of convertible promissory notes payable and convertible promissory notes payable, related parties, in fiscal 2013. During the year ended December 31, 2014 the Company received proceeds from the sale of common stock of $15,000 as compared to $0 for the year ended December 31, 2013. During the year ended December 31, 2014, the Company made payments of $0 on convertible promissory notes payable, compared to $207,000 in payments on notes payable, related parties, in fiscal 2013.

Revenues

The Company had revenues of $7,811,423 in our fiscal year ended December 31, 2014, as compared to $7,413,796 in fiscal year ended December 31, 2013. The increase in revenues is mainly due to increase of business revenues generated in event marketing operations of XA, The Experiential Agency, Inc.

Cost of Sales

The Company had cost of sales of revenues of $6,493,002 in the year ended December 31, 2014, as compared to $5,296,280 in the year ended December 31, 2013. The increase in cost of sales is mainly associated to the increase in event marketing operations of XA, The Experiential Agency, Inc.

Expenses

The Company had total operating expenses of $2,908,815 in the year ended December 31, 2014, as compared to $2,875,363 in the year ended December 31, 2013. The decrease in operating expense is mainly due to a decrease in General and Administrative Expenses of $377,068 during the year ended December 31, 2014 compared to the year ending December 31, 2013.

Income

The Company had a net loss of $1,268,183 in the year ended December 31, 2014 as compared to net income of $1,194,051 in the year ended December 31, 2013 The decrease in net income is mainly due to the Company recognizing gain on extinguishment and forgiveness of liability and debt decreased from $793,732 for the year ended December 31, 2013 to $0 for the year ended December 31, 2014. Decreases were partially offset by gains on derivative liabilities of $(74,679) for the year ended December 31, 2014 compared to gains of $210,180 for the year ended December 31, 2013. Realized gains on marketable securities were $86,382 for the year ended December 31, 2014 compared to $524,668 for the year ended December 31, 2013 and unrealized gains on marketable securities were $0 for the year ended December 31, 2014 compared to $622,769 for the year ended December 31, 2013.

Capital Resources

At December 31, 2014, we had assets totaling $122,978, compared to $1,596,248 at December 31, 2013. Assets at December 31, 2014 consisted primarily of cash of $27,886, property and equipment, net of $32,192, goodwill of $54,500 and other current assets of $8,400.

Liabilities

Our liabilities at December 31, 2014 totaled $1,321,664, compare to $1,742,714 at December 31, 2013. Liabilities at December 31, 2014 consisted primarily of $129,422 in accrued liabilities, $676,670 in accounts payable, $40,000 in deferred compensation and $475,571 in other short term liabilities including convertible notes and derivative liabilities.

Going Concern

Our independent registered accounting firm has expressed doubt about our ability to continue as a going concern. Because we have a working capital deficit and recurring net losses, our independent registered accounting firm has included in their report for the years ended December 31, 2014 and 2013, an uncertainty with respect to the Company's ability to continue as a going concern.

Critical Accounting Policies and Estimates

For all periods following closing under the Reorganization Agreement, the Company intends to prepare consolidated financial statements of the Company and its subsidiaries, which will be prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the financial statements the Company will be required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company will evaluate its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. The Company intends to base its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions. In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” the Registrant identified the most critical accounting principles upon which its financial status depends. The Registrant determined that those critical accounting principles are related to the use of estimates, revenue recognition, income tax and impairment of intangibles and other long lived assets. The Company presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Revenue Recognition

The Company recognizes revenues generated from clients are subject to contracts requiring the Company to provide services within specified time periods generally ranging up to twelve months. As a result, we have projects in process at various stages of completion on any given date and stages may extend from one quarter to the next quarter and from one year to the next year. Revenue for our services is recognized when the following criteria are satisfied: evidence of an arrangement exists; price is agreed upon at a fixed or determinable agreement level; services have been performed and collection is assured. Depending on terms of a client contract, fees for services performed can be recognized in three principal ways: individual project performances as is such in our event marketing division, monthly base retainers in our public relations, consulting or talent management division, and completed contracts were the Company work is based on success fee of the engagement and paid a percentage of the revenue generated by our clients. Depending on the terms of the client contract, revenue is derived from arrangements involving fees for services performed, commissions, performance or a combinations of each or all three. The revenues and commissions are generally earned on the date of the signing of the contract and then an invoice is distributed to the client with approvals. Our revenue is recorded as gross revenues less cost of goods sold or less pass through expenses charged to a client because there may be various pass through expenses, such as external production and marketing costs.

If the Company does not accurately manage our projects properly within the planned periods of time to satisfy our obligations under the contracts, then future profit margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Outside production costs consist primarily of costs to purchase media and program merchandise; costs of production; merchandise warehousing and distribution; third party contract fulfillment costs; and other costs directly related to marketing programs. Revenue recognition will not result in related billings throughout the duration of a contract due to timing differences between the contracted billing schedule and the time such revenue is recognized. In such instances, when revenue is recognized in an amount in excess of the contracted billing amount, we record such excess on our balance sheet as un billed contracts in progress. Alternatively, on a scheduled billing date, should the billing amount exceed the amount of revenue recognized, we record such excess on our balance sheet as deferred revenue. In addition, on contracts where reimbursable costs are incurred prior to the time revenue is recognized on such contracts, we record such costs as deferred contract costs on our balance sheet. Notwithstanding this, labor costs for permanent employees are expensed as incurred.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by John Scrudato, CPA. John Scrudato, CPA is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

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

During the Company's previous fiscal years ended December 31, 2004 through 2013 and through April 10, 20143, neither the Company nor anyone on the Company's behalf consulted with Anderson Bradshaw regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

On April 15, 2015 the board of directors of the Company approved the termination of Anderson Bradshaw (“Anderson”) as the Company’s independent registered public accounting firm. We are not relying on their December 31, 2013 audit in this form 10K.

New Independent Registered Public Accounting Firm

On April 15, 2015, the Board of Directors of the Company ratified and approved the appointment of Terry L. Johnson, CPA, CPA as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014 and its engagement agreement dated March 6, 2015. Terry L. Johnson, CPA is located at 406 Greyford Lane Casselberry, FL 32707.

During the Company's previous fiscal years ended December 31, 2004 through 2014 and through April 9, 2015, neither the Company nor anyone on the Company's behalf consulted with Terry L Johnson, CPA regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

On April 9, 2015, Terry L. Johnson, CPA notified the Company that he would be unable to complete the audit for the year ended December 31, 2014. Terry L Johnson, CPA resigned at this time.

On April 27, 2015, the Board of Directors of the Company ratified and approved the appointment of John Scrudato, CPA as the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2014 and 2013 and its engagement agreement dated April 21, 2015 Scrudato & Co., PA is located at 7 Valley View Drive Califon, NJ 07830.

During the Company's previous fiscal years ended December 31, 2004 through 2014 and through May 15, 2015, neither the Company nor anyone on the Company's behalf consulted with Scrudato & Co., PA regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of December 31, 2014, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of December 31, 2014:

●	There is a lack of segregation of duties necessary for a good system of internal control due to insufficient accounting staff due to the size of the Company

●	Lack of a formal review process that includes multiple levels of reviews

●	Employees and management lack the qualifications and training to fulfill their assigned accounting and reporting functions

●	Inadequate design of controls over significant accounts and processes

●	Inadequate documentation of the components of internal control in general

●	Failure in the operating effectiveness over controls related to valuing and recording equity based payments to employees and non employees

●	Failure in the operating effectiveness over controls related to valuing and recording debt instruments including those with conversion options and the related embedded derivative liabilities

●	Failure in the operating effectiveness over controls related to evaluating and recording related party transactions

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Age	With Company Since	Director/Position

Glenn Laken	60	April 7, 2014	CEO and Chairman of the Board of Directors

David J. Kovacs	30	January 14, 2014	CFO and Director

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

Director Independence

Our securities are not listed on a national securities exchange or in an inter dealer quotation system which has requirements that directors be independent. We believe that two of our three directors, Jeffrey Devlin and Ronald Burkhardt, would not be considered to be independent, as that term is defined in the listing standards of NASDAQ.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2014, the Board of Directors met three times through teleconferencing. In addition, the Board of Directors had otherwise transacted business by unanimous written consents during the year 2013.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. Currently, Mr. Glenn Laken serves as Chairman of our Board as well as the CEO of the Company. We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid by the Company to its CEO and CFO and the CEO of XA during the fiscal years ended December 31, 2014 and 2012.

Name and Position(s)	Year	Salary ($)	Stock Awards ($)	All other Compensation ($)	Total Compensation ($)

Glenn Laken (1)	2014	$95,000	$-	$-	$95,000
CEO and Chairman	2013	$-	$-	$-	$-

Joseph Wagoner (2)	2014	$-			$-
	2013	$225,000			$225,000

David Kovacs (2)	2014	$-	$-	$-	$-
CFO and director	2013	$-	$-	$-	$-

(1) Mr. Laken was appointed as our CEO and Chairman of the Board of Directors on April 30, 2014.

Employment Agreements

The Company has not entered into any employment contract with Glenn Laken, the CEO and Chairman of Board of Directors or David Kovacs, acting CFO and Vice Chairman of the Board of Directors. Mr. Laken was granted options to purchase forty million (40,000,000) shares of Common Stock at an exercise price of $0.0155 with a term of five years. The Company anticipates entering into an employment agreement with Mr. Laken by April 30, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no un exercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plan

There were no un exercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2014.

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

Name and Address of Beneficial Owner(1)	Title of class	Amount		Percent of Class(2)

Directors and named Executive Officers

Glenn Laken	Common Stock	40,000,000	(4)	12.10%

David J. Kovacs	Common Stock	0		0%

All Directors and executive officers as a group (3 persons)	Common Stock	0		0%

5% Security Holders

None.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is c/o CMG Holdings Group, Inc. at 2130 Lincoln Park West 8N, Chicago, IL 60614.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (290,716,364), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(3)	Based on 290,716,364 shares of the Company’s common stock outstanding on May 15, 2015.

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

XA has business trade payable due to LSC Capital Advisor, a consulting firm which is controlled by Joseph Wagner, its former CEO. The payable for $47,912 is included in account payable as of December 31, 2013, respectively. Total amount billed to XA from LSC Capital Advisor is $142,060 for the year ended 2013, respectively.

The Company issued to three former directors 2,000,000 shares of the Company’s common stock. The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has a term of 5 years. The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company has not made all of these payments and has recorded “Accrued Compensation” of $40,000 at December 31, 2014. Due to these same economic effects the Company is currently using office space provided by the Company CEO’s daughter on a rent free basis and she is also employed as an outside consultant on a part time basis.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2014 and December 31, 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Name of Firm	Fiscal Year 2014	Fiscal Year 2013
Audit and audit related	$20,000	$33,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The financial statements of CMG Holdings Group, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Incorporated by Reference

Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

2.1	Agreement and Plan of Reorganization dated May 27, 2008 between CMG Holding, Inc. and Creative Management Group, Inc.	8-K	May 5, 2008
3.1	Certificate of Incorporation of Pebble Beach Enterprises, Inc. dated July 26, 2004	10-SB	February 1, 2006
3.2	Amendment to Certificate of Incorporation of CMG Holding, Inc., dated February 20, 2008	8-K	February 20, 2008
3.3	Bylaws of CMG Holdings, Inc.	8-K	February 20, 2008
3.4	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock dated March 31, 2011	8-K	April 6, 2011
3.6	Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock dated March 31, 2011	8-K	April 12, 2011
4.1	Form of Convertible Promissory Notes issued to Continental Equities, LLC on September 7, 2012 *
4.2	Form of Convertible Promissory Notes issued to Asher Enterprises, Inc. on May 20, 2013 *
10.1	Stock Purchase Agreement AudioEye date March 31, 2010.	10-K	April 15, 2010
10.2	AudioEye Spinoff Master Agreement dated June 22, 2011	8-K	June 24, 2011
10.3	Revised AudioEye Spinoff Master Agreement dated April 5, 2012	8-K	April 27, 2012
10.4	Royalty Agreement, dated June 22, 2011, by and between the Company and AudioEye *
10.5	Services Agreement, dated June 22, 2011, by and between the Company and AudioEye *
10.6	Call Option Agreement, dated August 1, 2013, between the Company and AudioEye *
10.7	Call Option Agreement Second Extension, dated September 14, 2013, between the Company and AudioEye *
10.8	Call Option Agreement Third Extension, dated November 7, 2013, between the Company and AudioEye *
10.9	Call Option Agreement Second Extension, dated December 16, 2013, between the Company and AudioEye *
10.10	Modification to Separation Agreement and Release, dated June 26, 2013, between the Company and Alan Morell *
10.11	Settlement Agreement, dated August 3, 2013, among the Company, James Ennis, Scott Baily, Martin Boyle, Hudson Capital Advisors and Michael Vandetty *
10.12	Termination Agreement and Release, dated August 3, 2013, among the Company, Continental Investments Group, Inc. and Connied, Inc. *
10.13	Form Resignation and Compensation Agreement, dated February 5, 2014, between the Company and Barry Kernan, Ian Thompson and Declan Keegan*
10.14	Form Indemnification Agreement, dated February 5, 2014, between the Company and Barry Kernan, Ian Thompson and Declan Keegan *
14.1	Code of Ethics	10K-SB	February 20, 2008
21.1	Subsidiaries of Registrant *
31.1	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to Section 302 *
31.2	CMG Holdings Group, Inc. Certification of Chief Financial Officer pursuant to Section 302 *
32.1	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	CMG Holdings Group, Inc. Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
101**	Interactive Data Files for CMG Holdings Group, Inc. 10K for the Year Ended December 31, 2013
101 INS**	XBRL Instance Document
101 SCH**	XBRL Taxonomy Extension Schema Document
101 CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document 101LAB** XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

CMG HOLDINGS GROUP, INC.

Dated: June 8, 2015	By:	/s/ Glenn Laken
Glenn Laken
Chief Executive Officer

Dated: June 8, 2015	By:	/s/ David Kovacs
David Kovacs
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 8, 2015	By:	/s/ Glenn Laken
Glenn Laken Chairman

Dated: June 8, 2015	By:	/s/ David J. Kovacs
David J. Kovacs Director

CMG HOLDINGS GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CMG Holdings Group, Inc.

We have audited the accompanying balance sheet of CMG Holdings Group, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMG Holdings Group, Inc. at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that CMG Holdings Group, Inc. will continue as a going concern. As more fully described in Note 12, the Company had an accumulated deficit at December 31, 2013 and 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 12. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Scrudato & Co., PA

Califon, New Jersey
June 6, 2015

7 Valley View Drive Califon, New Jersey 07830 (908)534-0008

Registered Public Company Accounting Oversight Board Firm

CMG Holdings Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$27,886	$476,588
Marketable securities	-	764,088
Accounts receivable, net of allowance of $0 and $0, respectively	-	287,094
Prepaid expenses and other current assets	8,400	8,400
Total Current Assets	36,286	1,536,170

Property and equipment, net	32,192	-

Goodwill	54,500	-

Other noncurrent assets, net	-	60,078
TOTAL ASSETS	$122,978	$1,596,248

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$676,671	$627,695
Deferred compensation	40,000	486,875
Accrued liabilities	129,422	593,710
Deferred income	-	13,370
Convertible notes - (Net of discount $284,329 and $0)	74,679	-
Derivative liabilities	400,892	11,121
Short term debt, (net of unamortized discount of $0 and $0)	-	9,943
Total Current Liabilities	1,321,664	1,742,714

TOTAL LIABILITIES	1,321,664	1,742,714

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; no shares issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 0 and 0 shares issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 289,329,190 and 283,657,190 shares issued and outstanding as of December 31, 2014 and December 31, 2013	289,329	283,657
Additional paid in capital	14,740,042	14,529,751
Treasury Stock, 37,174 and 37,174 shares held, respectively, at cost of -0-, as of December 31, 2014 and December 31, 2013.	-	-
Accumulated deficit	(16,228,057)	(14,959,874)

TOTAL STOCKHOLDERS' DEFICIT	(1,198,686)	(146,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$122,978	$1,596,248

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013
Revenues	$7,811,423	$7,413,796

Operating Expenses:
Cost of revenues	6,493,002	5,296,280
General and administrative expenses	2,908,815	2,875,363
Total Operating Expenses	9,401,817	8,171,643
Operating Loss	(1,590,394)	(757,847)

Other Income (Expense):
Gain on extinguishment and forgiveness of liability	-	793,732
Gain (loss) on derivative liability	(41,884)	210,180
Realized gain on marketable securities	496,902	524,668
Unrealized gain on marketable securities	-	622,769
Other income	8,513	56,394
Derivative interest	(103,566)
Interest expense	(26,727)
Other expense	(11,027)	(255,845)
Total Other Income (Expense)	322,211	1,951,898
Income (loss) from continuing operations	(1,268,183)	1,194,051

Net Income	$(1,268,183)	$1,194,051

Basic income (loss) per common share for continuing operations	$-	$-
Basic income per common share for discontinued operations	$-	$-
Total basic income per common share	$-	$-
Diluted loss per share for continued operations	$-	$-
Diluted income (loss) per common share for discontinued operations	$-	$-
Total diluted income per common share	$-	$-

Basic weighted average common shares outstanding	289,329,190	289,674,514
Diluted weighted average common shares outstanding	289,329,190	290,668,814

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Treasury Stock		Common Stock		Additional Paid	Accumulated	Total Shareholders'
	Shares	Par	Shares	Cost	Shares	Par	in Capital	Deficit	Deficit

Balance, December 31, 2012	50,000	$50	37,174	$37	294,650,743	$294,614	$14,469,341	$(16,153,925)	$(1,389,883)

Cancellation of preferred and common stock from settlement agreement with Continental	(50,000)	(50)	-	-	(18,079,267)	(18,079)	18,129	-	-
Shares issued for debt	-	-	-	-	2,800,000	2,800	23,800	-	26,600
Shares issued for debt conversion	-	-	-	-	4,285,714	4,285	18,481	-	22,766
Reclassification	-	-	-	(37)	-	37		-	-
Net income	-	-	-	-	-	-	-	1,194,051	1,194,051
Balance, December 31, 2013	-	-	37,174	-	283,657,190	283,657	14,529,751	(14,959,874)	(146,466)
Shares issued for cash					1,500,000	1,500	13,500		15,000
Shares issued pursuant to acquisition of subsidiary					5,000,000	5,000	82,500		87,500
Shares issued pursuant to a consulting agreement					522,000	522	8,091		8,613
Shares issued to former directors					6,000,000	6,000	106,200		112,200
Shares canceled pursuant to settlement agreement					(7,350,000)	(7,350)			(7,350)
Net income								(1,268,183)	(1,268,183)
Balance, December 31, 2014	-	-	37,174	-	289,329,190	289,329	14,740,042	$(16,228,057)	$(1,198,686)

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$(1,268,183)	$1,194,051
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt discount	74,679	152,848
Depreciation	4,950
Shares issued for services	8,613	-
Shares for previous directors	112,500	-
Shares cancelled	7,152	-
(Gain) loss on derivatives	41,884	(210,180)
(Gain) loss on extinguishment of debt	-	(793,732)
Realized gain on trading securities	(496,902)	(524,668)
Unrealized gain on trading securities	-	(622,769)
Changes in:	-
Accounts receivable	287,094	(34,527)
Prepaid expense and other current assets	-	4,334
Deferred income	(13,370)	-
Accrued liabilities	(464,288)	456,368
Accounts payable	48,976	80,043
Deferred compensation	(446,875)	-
Other noncurrent assets	60,078
Accounts payable, related party	-	(19,625)
Net cash provided by (used in) operating activities	(2,403,692)	(317,057)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of trading securities	1,260,990	658,021
Net cash provided by (used in) investing activities	1,260,990	658,021

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	319,000	104,500
Proceeds from sale of common stock	15,000	-
Payments on debt		(207,000)
Net cash (used in) provided by financing activities	334,000	(102,500)
Net increase in cash	(448,702)	238,124
Cash, beginning of period	476,588	168,624
Cash, end of period	$27,886	$476,588

Supplemental cash flow information:
Interest paid	$-	$87,273
Non-cash investing and financing activity:
Discount on shares issued with notes payable	$-	$98,097
Reclassification of accrued liabilities into debt	$-	$-
Reclassification of accounts payable to short term debt	$-	$-
Reclassification of short term debt to accounts payable	$-	$-
Discount on notes payable from derivative liability	$-	$-
Reclassification of derivative liabilities to additional paid-in capital	$-	$-
Conversion of debt to equity	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

December 31, 2014

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

Concentrations of Risk

Financial Institutions - The Company maintains its cash balances at two financial institutions where they are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At September 30, 2014 and December 31, 2013, neither of these accounts was in excess of the limit. The Company also maintains a money market investment account at one securities firm where the account is insured by the Securities Investor Protection Corporation up to $500,000 for the bankruptcy, etc., of the securities firm. At December 31and 2013, the account did not have a balance in excess of the limit.

Sales and Accounts Receivable - For year ended December 31, 2014 and 2013, one customer accounts for 93% and 72% of the Company’s total revenues, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from event management services, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis and do not bear interest, although a finance charge may be applied to amounts outstanding more than thirty days. Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. There were no allowances for doubtful accounts as of December 31, 2014 and 2013.

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

December 31, 2014

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

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2014 and December 31, 2013:

December 31, 2014	Level 1	Level 2	Level 3	Total
Marketable trading securities	$-	$-	$-	$-
			400,892	$400,892

December 31, 2013	Level 1	Level 2	Level 3	Total
Marketable trading securities	$764,088	$-	$-	$764,088
Derivative Liabilities	$-	$-	$11,121	$11,121

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Details of the Company's marketable trading securities as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Aggregate fair value	$-	$764,088
Gross unrealized holding gains (losses)	-	622,769

Proceeds from sales	$1,260,990	$658,021
Gross realized gains	496,902	524,668
Gross realized losses	-	-
Other than temporary impairment	-	-

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE 2 – EQUITY

Preferred Stock

Series B Preferred Stock and Inventory Purchase

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

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

A summary of warrant activity for the years ended December 31, 2014 and 2013 is as follows:

	Outstanding and Exercisable	Weighted average Exercise Price

December 31, 2012	1,798,000	$0.28
Granted	—	—
Exercised	—	—
December 31, 2013	1,798,000	$0.28
Granted	40,000,000	$0.016
Exercised	—	—
Expired	(1,798,000)
December 31, 2014	40,0000,000	$0.02

As of December 31, 2014, the warrants have a weighted average remaining life of 4.43 years with $0 aggregate intrinsic value.

NOTE 3 – PROPERTY AND EQUIPMENT

	2014	2013
Equipment	$33,000	$-
Leasehold Improvements	4,142	4,142
	37,142	4,142
Less accumulated depreciation	4,950	-
	$32,192	$4,142

Depreciation expense was $4,950 and $0 for the years ended December 31, 2014 and 2013, respectively

NOTE 4 – GOODWILL

The Company recorded goodwill of $54,500 on the purchase of Good Gaming Inc. The Company issued 5,000,000 shares of Company common stock at a value of $0.0175 per share for a value of $87,500. The Company also recorded $33,000 of equipment.

NOTE 5 – NOTES PAYABLE

The Company issued Iconic Holdings, LLC. a convertible promissory note of principal amount of $50,000 on September 26, 2014. The note has an interest rate of 10% and is due September 29, 2015. The note is convertible into the Company’s common stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which note holder elects to convert all or part of the note. The unamortized discount is $36,849. The net value of the note is $31,168. The outstanding balance at December 31, 2014 is $50,000.

On October 1, 2014 the Company sold a Convertible Debenture in the principle amount of $114,000 to Typenex Co-Investment, LLC. The principal amount includes an Original Issue Discount in the amount of $10,000. The Debenture bears interest at an annum rate of 10% and is payable in 5 equal installments that can be paid in cash or share of the Company’s common stock. The number of shares to be issued for installment payments made in the form of shares of the Company’s common stock, shall be calculated at70% of the average of the three closing prices in the 20 trading days prior to the date of conversion, of the Company’s common stock. The Note’s maturity date is August 1, 2015. The unamortized discount is $79,875. The net value of the note is $94,394. The outstanding balance at December 31, 2014 is $114,000.

On October 10, 2014 the Company sold a Convertible Debenture in the principal amount of $115,000 to KBM Investments LLC. The Principle amount includes an Original Issue Discount in the amount of $11,000 and investor fees in the amount of $4,000. Total net proceeds to the Company were $100,000. The Debenture bears interest at an annum rate of 8% and can be repaid at any time prior to the date of maturity. The prepayment penalty for such prepayment ranges from 8%-25% of the principal amount paid. On the 181st day from the date of the Note. The Note is convertible into shares of the Company’s common stock. The Rate of such conversion is 75% of the lowest 3 trading prices of the Company’s common stock during the ten trading days prior to the conversion date. The Note’s maturity date is October 8, 2015. The unamortized discount is $89,022. The net value of the note is $104,923. The outstanding balance at December 31, 2014 is $115,000.

On December 18, 2014 the Company entered into the Securities Purchase Agreement pursuant to which it sold an 8% convertible note of the Corporation, in the aggregate principle amount of $40,000 convertible into shares of the Company’s common stock to KBM Worldwide Inc. The Note is convertible into shares of the Company’s common stock. The Rate of such conversion is 75% of the lowest 3 trading prices of the Company’s common stock during the ten trading days prior to the conversion date. The note has a maturity date of December 18, 2015. The unamortized discount is $38,575. The net value of the note is $44,106. The outstanding balance at December 31, 2014 is $40,000.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE 6 – DERIVATIVE LIABILITIES

The Company has a convertible instruments outstanding more fully described in Note 3.   In accordance with ASC 815-15 “Derivatives and Hedging”, the convertible share-settleable instruments are classified as liabilities.

Embedded Derivative Liabilities in Convertible Notes

During the years ended December 31, 2014 and 2013, the Company recognized new derivative liabilities of $400,892 and $0, respectively, as a result of new convertible debt issuances.  The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $81,892 and $0 for the years ended December 31, 2014 and 2013, respectively.  As a result of conversions of notes payable, the Company reclassified $0 and $9,240,920 from equity and $0 and $0 of derivative liabilities to equity during the years ended December 31 2014 and 2013, respectively.  The Company recognized a loss of $41,884 and $0 on derivatives due to change in fair value of the liability during the years ended December 31, 2014 and 2013, respectively. The fair value of the Company’s embedded derivative liabilities was $400,892 and $0 at December 31, 2014 and 2013, respectively.

Warrants

Under ASC 815-15, the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of December 31, 2014 and December 31, 2013 was $51,622 and $11,121, respectively.  The Company recognized an expense of $40,501 and a gain $10,196 related to the warrants for the year ended December 31, 2014 and 2013, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2012	145,970
ASC 815-15 additions	98,097
Change in fair value	(210,180)
ASC 815-15 deletions	(22,766)
Balance at December 31, 2013	11,121
ASC 815-15 additions	402,710
Change in fair value	(1,818)
ASC 815-15 deletions	(11,121)
Balance at December 31, 2014	$400,892

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The embedded conversion options in the Notes, which is accounted for separately as a derivative instrument is valued using a binomial lattice model because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model as of the date the Note was issued and as of December 31, 2014 included an expected life equal to the remaining term of the Note, an expected dividend yield of zero, estimated volatility ranging of 116%, and a risk-free rate of return of 0.13%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the Note. Volatility is based upon our expected common stock price volatility over the remaining term of the Note. The volatility used for the Note is based on the Company’s 100-day volatility, which is considered a reasonable surrogate for the volatility to be expected over the life of the Note. That volatility has generally ranged from 116% to 146%.

NOTE 7 – RELATED PARTY

The Company had outstanding accounts payable to a former officer and director who was a related party at December 31, 2012 of $19,625. The payables represent legal and administrative fees paid on behalf of the Company.  These payables were settled during the year ended December 31, 2013.

XA has business trade payable due to LSC Capital Advisor, a consulting firm which is controlled by Joseph Wagner, its former CEO. The payable for $47,912 is included in account payable as of December 31, 2013, respectively. Total amount billed to XA from LSC Capital Advisor is $142,060 for the year ended 2013, respectively.

The Company issued to three former directors 2,000,000 shares of the Company’s common stock. The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has a term of 5 years. The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company has not made all of these payments and has recorded “Accrued Compensation” of $40,000 at December 31, 2014. Due to these same economic effects the Company is currently using office space provided by the Company CEO’s daughter, Alexis Laken, on a rent free basis and she is also employed as President of XA.

NOTE 8 – LEGAL PROCEEDINGS

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

The investigation has been completed, an amended complaint will be filed on June 15, 2015. New counsel has been retained to pursue the prosecution of the case and the new counsels name is Laurence Steckman of the firm Eaton and Van Winkle. There will be new defendants added and the damages sought will be substantially increased

In October, 2014, Ronald Burkhardt, XA,s former Executive Chairman filed a lawsuit in the Supreme Court of the State of New York, County of New York, alleging breach of his employment contract and seeking approximately $695,000 in damages. The Company believes that Mr. Burkhardt’s claim is without merit and plans to vigorously defend the lawsuit.

NOTE 9 – ACQUISITION OF GOOD GAMING, INC.

On March 28, 2014, CMG Holdings, Inc. (the “Company” or “CMG”), completed its acquisition of 100% of the shares of Good Gaming, Inc. (“GGI”) by entering into a Share Exchange Agreement (the “SEA”) with BMB Financial, Inc. and Jackie Beckford, the then shareholders of GGI. The sole owner of BMB Financial, Inc. is also the sole owner of Infinite Alpha, Inc. which provides consulting services to CMG. The transaction was completed under the purchase method of accounting.  Pursuant to the SEA, the Company received 100% of the shares of GGI in exchange for 5,000,000 shares of the Company’s common stock, $33,000 in equipment and consultant compensation and a commitment to pay $200,000 in development costs, of which $50,000 of the development costs had been advanced by the Company.  In addition, pursuant to the SEA, CMG shall adopt an incentive plan for GGI which shall entitle the GGI officers, directors and employees to receive up to 30% of the net profits of GGI and up to 30% of the proceeds, in the event of a sale of GGI or its assets.  The Company recorded goodwill of $54,500 as a result of this acquisition and intends to test this asset for impairment every twelve months.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE 10 – SEGMENTS

The Company splits its business activities during the December 31,, 2014 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the year ended December 31, 2014.

	XA	Good Gaming	CMG Holdings Group	Totals

Revenue	$7,811,423	$—	$—	$7,811,423

Operating expenses	9,259,055	142,762	0	9,401,817

Operating Income (Loss)	(1,447,632)	(142,762)	0)	(1,590,394)

Other Income (Expense)	(11,027)	—	333,238	322,211

Net Income (Loss)	$(1,458,659)	$(142,762)	$333,283	$(1,268,183)

NOTE 11 – RESIGNATION OF OFFICERS AND MEMBERS OF THE BOARD.

On May 9, 2014, the Company issued to a total of 6,000,000 shares of Common Stock to its three former directors of the Company, with each former director receiving 2,000,000 shares, pursuant to the agreements between the Company and each of the former directors dated February 5, 2014.

On September 17, 2014, Jeffrey Devlin resigned as Chief Financial Officer and Director of the Company.

NOTE 12 – GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit as of December 31, 2014 and its current liabilities exceeded its current assets. There were recurring losses from operations and cash flows. There is a potential for this negative trend to continue.

These factors  create  uncertainty  about  the  Company's  ability  to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable and to create operations that contribute capital from normal operations. If the Company cannot obtain  adequate  capital  or revenue streams it  could  be  forced  to  cease operations.

NOTE 13 – SUBSEQUENT EVENTS

As of Jan. 2015 XA no longer has a Chicago office, and the NY office space has been terminated as well. XA in NY is currently being run out of the loft of Alexis Laken to preserve capital. We are hoping to find rental space at a greatly reduced rent in the next few months. We thank Ms. Laken for her generosity in letting us use her loft for XA's office.

On February 24, 2015, CMG Holdings Group, Inc.’s (the “Company”) subsidiary, XA, The Experiential Agency, Inc. (“XA”) having determined that it could no longer operate its business, as it was then constituted, decided to execute an assignment for the benefit of creditors to Tailwind Services LLC (“Tailwind”). An Assignment for the Benefit of Creditors is a method of liquidating a business. To that end a Trust Agreement and Assignment of Assets for the Benefit of Creditors was executed on February 24, 2015, transferring all of the assets of XA to Tailwind. Subsequently Tailwind advertised a sale of XA's assets to the Company for the approximate sum of $60,000 (the "Sale"). An Asset Purchase Agreement was executed between XA and the Company on March 4, 2015. The Sale of XA's assets to CMG was consummated on March 25, 2015. Only assets were purchased by CMG liabilities were not assumed. The assets consisted of, among other things, all personal property of XA including accounts receivable, the XA name and other general intangibles of XA, as well as a cause of action involving stolen services.

