Form 10-Q
period 2015-03-31
CMG HOLDINGS GROUP, INC.
filed 2015-06-09
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

Commission file number 000-51770

CMG HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0733770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2130 North Lincoln Park West 8N
Chicago, IL	60614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (773)698-6047

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

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2015 AND 2014

CONTENTS

Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited)	4

Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

CMG Holdings Group, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$7,023	$27,886
Prepaid expenses and other current assets	8,400	8,400
Total Current Assets	15,423	36,286

Property and equipment, net	30,335	32,192
Goodwill	54,500	54,500
TOTAL ASSETS	$100,258	$122,978

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$676,671	$676,671
Deferred compensation	85,000	40,000
Accrued liabilities	137,559	129,422
Loans payable shareholders	50,000	-
Convertible notes - carrying value	159,133	74,679
Derivative liabilities	408,100	400,892
Total Current Liabilities	1,516,463	1,321,664

TOTAL LIABILITIES	1,516,463	1,321,664

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; no shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 0 and 0 shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 289,329,190 and 289,329,190 shares issued and outstanding as of March 31, 2015 and December 31, 2014	289,329	289,329
Additional paid in capital	14,740,042	14,740,042
Treasury Stock, 37,174 and 37,174 shares held, respectively, at cost of -0-, as of March 31, 2015 and December 31, 2014.	-	-
Accumulated deficit	(16,445,576)	(16,228,057)

TOTAL STOCKHOLDERS' DEFICIT	(1,416,205)	(1,198,686)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100,258	$122,978

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues	$41,690	$1,554,748

Operating Expenses:
Cost of revenues	34,077	880,992
General and administrative expenses	125,792	894,288
Total Operating Expenses	159,869	1,775,280
Operating Loss	(118,179)	(220,532)

Other Income (Expense):
Gain (loss) on derivative liability	(84,454)	8,307
Realized gain on marketable securities	-	193,487
Unrealized gain on marketable securities	-	2,456
Derivative interest	(7,208)	-
Interest expense	(7,678)	(133)
Other expense	-	(4,558)
Total Other Income (Expense)	(99,340)	199,559
Income (loss) from continuing operations	(217,519)	(20,973)
Net Income	$(217,519)	$(20,973)

Basic income (loss) per common share for continuing operations	$-	$-
Basic income per common share for discontinued operations	$-	$-
Total basic income per common share	$-	$-
Diluted loss per share for continued operations	$-	$-
Diluted income (loss) per common share for discontinued operations	$-	$-
Total diluted income per common share	$-	$-

Basic weighted average common shares outstanding	286,329,190	285,323,857

The accompanying notes are an integral part of these consolidated financial statements.

CMG Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$(217,519)	$(20,973)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt discount	84,454	-
Depreciation	1,857	-
(Gain) loss on derivatives	7,208	(8,307)
Realized gain on trading securities	-	(193,487)
Unrealized gain on trading securities	-	(2,456)
Changes in:
Accounts receivable	-	(251,096)
Prepaid expense and other current assets	-	(1,243,369)
Deferred income	-	3,492,754
Accrued liabilities	8,137	(150,001)
Accounts payable	-	267,484
Deferred compensation	45,000	-
Net cash provided by (used in) operating activities	(70,863)	1,890,549

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of trading securities	-	250,000
Proceeds from shareholder loans	50,000	-
	-	-
Net cash provided by (used in) investing activities	50,000	250,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	15,000
Net cash (used in) provided by financing activities	-	15,000
Net increase in cash	(20,863)	2,155,549
Cash, beginning of period	27,886	476,588
Cash, end of period	$7,023	$2,632,137

Supplemental cash flow information:
Interest paid	$-	$201
Non-cash investing and financing activity:

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

An Assignment for the Benefit of Creditors(ABC) was done through a Trust Agreement and was executed on February 24, 2015, transferring all of the assets of our subsidiary XA to a trust which subsequently advertised a sale of XA's assets. CMG Holdings, Inc. purchased the assets for the approximate sum of $60,000 (the "Sale").An Asset Purchase Agreement was initially executed between XA and the Company on March 4, 2015. The Sale of XA's assets to CMG was fully consummated on March 25, 2015. Only assets were purchased by CMG liabilities were not assumed. The assets consisted of, among other things, all personal property of XA including accounts receivable, the XA name and other general intangibles of XA, as well as a cause of action involving stolen services.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Sales and Accounts Receivable – For three months ended March 31, 2015and the year ended December 31, 2014, one customer accounts for 93% and 93% of the Company’s total revenues, respectively.

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

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

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

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

 (Unaudited)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is generally between three and five years. Depreciation expense was $1,857 and $0 for the three months ended March 31, 2015 and 2014, respectively.

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

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2015 and December 31, 2014:

March 31, 2015	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$408,100	$408,100

December 31, 2014	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$400,892	$400,892

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Details of the Company's marketable trading securities as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Aggregate fair value	$-	$-
Gross unrealized holding gains (losses)	-	-

Proceeds from sales	$-	$850,470
Gross realized gains	-	86,382
Gross realized losses	-	-
Other than temporary impairment	-	-

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

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

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

A summary of warrant activity for the nine months ended March 31, 2015 and the year ended December 31, 2014 is as follows:

	Outstanding and Exercisable	Weighted average Exercise Price

December 31, 2013	1,798,000	$0.28
Granted	40,000,000	$0.016
Exercised	-	-
Expired	(1,798,000)
December 31, 2014	40,000,000	$0.02
Granted
Exercised
Expired
March 31, 2015	40,000,000	.0021

As of March 31, 2015, the warrants have a weighted average remaining life of 4.43 years with $0 aggregate intrinsic value.

NOTE 3 – PROPERTY AND EQUIPMENT

	March 31, 2014	December 31, 2014
Equipment	$33,000	$33,000
Leasehold Improvements	4,142	4,142
	37,142	37,142
Less accumulated depreciation	6,807	4,950
	$30,335	$32,192

Depreciation expense was $1,857 and $4,950 for the three months ended March 31, 2015 and the year ended December 31, 2014.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 4 – GOODWILL

The Company recorded goodwill of $54,500 on the purchase of Good Gaming Inc. The Company issued 5,000,000 shares of Company common stock at a value of $0.0175 per share for a value of $87,500. The Company also recorded $33,000 of equipment.

NOTE 5 – NOTES PAYABLE

The Company issued Iconic Holdings, LLC. a convertible promissory note of principal amount of $50,000 on September 26, 2014. The note has an interest rate of 10% and is due September 29, 2015. The note is convertible into the Company’s common stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which note holder elects to convert all or part of the note. The unamortized discount is $24,520. The net value of the note is $18,638. The outstanding balance at March 31, 2015 is $50,000.

On October 1, 2014 the Company sold a Convertible Debenture in the principle amount of $114,000 to Typenex Co-Investment, LLC. The principal amount includes an Original Issue Discount in the amount of $10,000. The Debenture bears interest at an annum rate of 10% and is payable in 5 equal installments that can be paid in cash or share of the Company’s common stock. The number of shares to be issued for installment payments made in the form of shares of the Company’s common stock, shall be calculated at70% of the average of the three closing prices in the 20 trading days prior to the date of conversion, of the Company’s common stock. The Note’s maturity date is August 1, 2015. The unamortized discount is $46,125. The net value of the note is $63,960. The outstanding balance at March 31, 2015 is $114,000.

On October 10, 2014 the Company sold a Convertible Debenture in the principal amount of $115,000 to KBM Investments LLC. The Principle amount includes an Original Issue Discount in the amount of $11,000 and investor fees in the amount of $4,000. Total net proceeds to the Company were $100,000. The Debenture bears interest at an annum rate of 8% and can be repaid at any time prior to the date of maturity. The prepayment penalty for such prepayment ranges from 8%-25% of the principal amount paid. On the 181st day from the date of the Note. The Note is convertible into shares of the Company’s common stock. The Rate of such conversion is 75% of the lowest 3 trading prices of the Company’s common stock during the ten trading days prior to the conversion date. The Note’s maturity date is October 8, 2015. The unamortized discount is $60,510. The net value of the note is $75,924. The outstanding balance at March 31, 2015 is $115,000.

On December 18, 2014 the Company entered into the Securities Purchase Agreement pursuant to which it sold an 8% convertible note of the Corporation, in the aggregate principle amount of $40,000 convertible into shares of the Company’s common stock to KBM Worldwide Inc. The Note is convertible into shares of the Company’s common stock. The Rate of such conversion is 75% of the lowest 3 trading prices of the Company’s common stock during the ten trading days prior to the conversion date. The note has a maturity date of December 18, 2015. The unamortized discount is $28,175. The net value of the note is $34,074. The outstanding balance at March 31, 2015 is $40,000.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 6 - DERIVATIVE LIABILITIES

The Company has a convertible instruments outstanding more fully described in Note 3.   In accordance with ASC 815-15 “Derivatives and Hedging”, the convertible share-settleable instruments are classified as liabilities.

Embedded Derivative Liabilities in Convertible Notes

During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company recognized new derivative liabilities of $408,100 and $400,892, respectively, as a result of new convertible debt issuances.  The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $89,100 and $81,892 for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.  As a result of conversions of notes payable, the Company reclassified $0 and $0 from equity and $0 and $0 of derivative liabilities to equity during the three months ended March 31, 2015 and the year ended December 31 2014, respectively.  The Company recognized a loss of $84,454 and $74,679 on derivatives due to change in fair value of the liability during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. The fair value of the Company’s embedded derivative liabilities was $408,100 and $400,892 at March 31, 2015 and December 31, 2014, respectively.

Warrants

Under ASC 815-15, the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of March 31, 2015 and December 31, 2014 was $56,371 and $51,622, respectively.  The Company recognized an expense of $40,501 and a gain $40,501 related to the warrants for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance December 31, 2013	$11,121
ASC 815-15 additions	402,710
Change in fair value	(1,818)
ASC 815-15 deletions	(11,121)
Balance December 31, 2014	400,892
ASC 815-15 additions	-
Change in fair value	7,208
ASC 815-15 deletions	-
Balance March 31, 2015	$408,100

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

The embedded conversion options in the Notes, which is accounted for separately as a derivative instrument is valued using a binomial lattice model because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model as of the date the Note was issued and as of March 31, 2015 included an expected life equal to the remaining term of the Note, an expected dividend yield of zero, estimated volatility ranging of 116%, and a risk-free rate of return of 0.13%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the Note. Volatility is based upon our expected common stock price volatility over the remaining term of the Note. The volatility used for the Note is based on the Company’s 100-day volatility, which is considered a reasonable surrogate for the volatility to be expected over the life of the Note. That volatility has generally ranged from 116% to 146%.

NOTE 7 – RELATED PARTY

The Company issued to three former directors 2,000,000 shares of the Company’s common stock. The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has a term of 5 years. The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the Company has not made a payment since November 2014 and has recorded “Accrued Compensation” of $85,000 at March 31, 2015. Due to these same economic effects the Company’s subsidiary XA is currently using office space provided by the Company CEO’s daughter, Alexis Laken, on a rent free basis and she is employed as President of XA. On February 26, 2015 the Company borrowed $50,000 from Anita Laken, the CEO’s mother. The funds are due May 26, 2015.  On April 15, 2015 the Company borrowed $30,000 from the Company CEO.

An Assignment for the Benefit of Creditors(ABC) was done through a Trust Agreement and was executed on February 24, 2015 between two of our companies, XA and CMG Holdings, Inc. as fully described in notes 1 and 11.

NOTE 8 - LEGAL PROCEEDINGS

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

The investigation has been completed, an amended complaint will be filed on June 15, 2015. New counsel has been retained to pursue the prosecution of the case and the new counsels name is Lawrence Steckman of the firm Eaton and Van Winkle. There will be new defendant s added and the damages sought will be substantially increased

In October, 2014, Ronald Burkhardt, XA,s former Executive Chairman filed a lawsuit in the Supreme Court of the State of New York, County of New York, alleging breach of his employment contract and seeking approximately $695,000 in damages. The Company believes that Mr. Burkhardt’s claim is without merit and plans to vigorously defend the lawsuit.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 9 - ACQUISITION OF GOOD GAMING, INC.

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

NOTE 10 - SEGMENTS

The Company splits its business activities during the March 31, 2015 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the three months ended March 31, 2015.

	XA	Good Gaming	CMG Holdings Group	Totals

Revenue	$32,137	$9,553	$--	$41,690

Operating expenses	97,090	17,779	45,000	159,869

Operating Income (Loss)	(64,953)	(8,226)	(45,000)	(118,179)

Other Income (Expense)	--	--	(144,340)	(99,340)

Net Income (Loss)	$(64,953)	$(8,226)	$(144,340)	$(217,519)

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 11 – ACQISITION OR DISPOSAL OF ASSETS

On February 24, 2015, CMG Holdings Group, Inc.’s (the “Company”) subsidiary, XA, The Experiential Agency, Inc. (“XA”) having determined that it could no longer operate its business, as it was then constituted, decided to execute an assignment for the benefit of creditors to Tailwind Services LLC (“Tailwind”). An Assignment for the Benefit of Creditors is a method of liquidating a business. To that end a Trust Agreement and Assignment of Assets for the Benefit of Creditors was executed on February 24, 2015, transferring all of the assets of XA to Tailwind. Subsequently Tailwind advertised a sale of XA's assets to the Company for the approximate sum of $60,000 (the "Sale"). An Asset Purchase Agreement was executed between XA and the Company on March 4, 2015. The Sale of XA's assets to CMG was consummated on March 25, 2015. Only assets were purchased by CMG liabilities were not assumed. The assets consisted of, among other things, all personal property of XA including accounts receivable, the XA name and other general intangibles of XA, as well as a cause of action involving stolen services. The result of this transaction has our smaller XA segment still operating only as as part of CMG Hpldings, Inc. and not a seperate subsidiary.

NOTE 12 – GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit as of March 31, 2015 and its current liabilities exceeded its current assets. There were recurring losses from operations and cash flows. There is a potential for this negative trend to continue.

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

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements, accept the following:

Due to the economic conditions, on April 15, 2015 the Company borrowed $30,000 from the Company CEO in order to pay ongoing expenses.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015

Gross revenues decreased from $1,554,748 for the three months ended March 31, 2014 to $41,690 for the three months ended March 31, 2015. The decrease in revenues was mainly attributable to the legal issues surrounding XA and its ongoing suit and lack of finances due to the same issue.

Cost of revenue decreased from $880,992 for the three months ended March 31, 2014 to $34,077 for the three months ended March 31, 2015. The decrease in cost of goods sold was due to the decrease in revenues of XA, The Experiential Agency, Inc. (XA).

Operating expenses decreased from $1,775,280 for the three months ended March 31, 2014 to $125,792 for the three months ended March 31, 5 The decrease in operating expenses is due to the decrease in revenues for the three months ended March 31, 2015.

Net loss increased from $20,973 for the three months ended March 31, 2014 to $217,519 for the three months ended March 31, 2015. The increase in net loss is due to the decrease in revenues and cost of revenue and the realized and unrealized gains of marketable securities incurred during the three months ended March 31, 2015 from the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2015, the Company’s cash on hand was $7,023.

Cash used in operating activities for the three months ended March 31, 2015 was $70,863, as compared to cash provided by operating activities of $1,890,549 for the three months ended March 31, 2014. This change is due to realized and unrealized gains on marketable securities of $0 and $0, respectively for the three months ended March 31, 2015 as compared to $2,456 and $193,487 for the three months ended March 31, 2014.

Cash from investing activities for the three months ended March 31, 2015 was $50,000 as compared cash provided by investing activities of $250,000 for the three months ended March 31, 2014. During the three months ended March 31, 2014, sold 925,925 shares of the Company’s holdings in AudioEye, Inc., for net proceeds of $250,000.

Cash provided by financing activities for the three months ended March 31, 2015 was $0, as compared to $15,000 provided for the three months ended March 31, 2014.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2014.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.  As of March 31, 2015 no changes have occurred.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On April 7, 2014, the Board of Directors of the Company appointed Mr. Glenn Laken as the Company’s Chief Executive Officer. Mr. Jeffrey Devlin remained as the Company’s acting Chief Financial Officer.

Except for the above, no change in the Company’s internal control over financial reporting occurred during the period ended March 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 10-K and form 8-K.

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

CMG HOLDINGS GROUP, INC.

Dated: June 9, 2015	By:	/s/ Glenn Laken
Glenn Laken Chief Executive Officer

Dated: June 9, 2015	By:	/s/ David Kovacs
David Kovacs Chief Financial Officer

