Form 10-Q
period 2015-06-30
CMG HOLDINGS GROUP, INC.
filed 2015-10-22
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

As of October 21, 2015, there were 446,329,190 shares of common stock of the registrant issued and outstanding.

CMG HOLDINGS GROUP, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2015 AND 2014

CONTENTS

Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited)	4

Consolidated Statements of Operations for the three months and six months ended June 30, 2015 and 2014 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2015 and 2014 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

CMG HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$77,707	$27,886
Prepaid expenses and other current assets	8,400	8,400
Total Current Assets	86,107	36,286

Property and equipment, net	28,478	32,192

Goodwill	54,500	54,500
TOTAL ASSETS	$169,085	$122,978

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$676,671	$676,671
Deferred compensation	130,000	40,000
Accrued liabilities	145,408	129,422
Loan from shareholders	95,000	-
Loan	100,000	-
Convertible notes - carrying value	73,536	74,679
Derivative liabilities	416,499	400,892
Total Current Liabilities	1,637,114	1,321,664

TOTAL LIABILITIES	1,637,114	1,321,664

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; no shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 0 and 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 289,329,190 and 289,329,190 shares issued and outstanding as of June 30, 2015 and December 31, 2014	289,329	289,329
Additional paid in capital	14,740,042	14,740,042
Treasury Stock, 37,174 and 37,174 shares held, respectively, at cost of -0-, as of June 30, 2015 and December 31, 2014.	-	-
Accumulated deficit	(16,497,400)	(16,228,057)

TOTAL STOCKHOLDERS' DEFICIT	(1,468,029)	(1,198,686)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$169,085	$122,978

The accompanying notes are an integral part of these financial statements.

CMG HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$412,119	$5,971,726	$453,809	$7,526,474

Operating Expenses:
Cost of revenues	128,454	5,367,651	162,531	6,248,643
General and administrative expenses	142,910	1,291,225	358,702	2,185,513
Research and development	-	93,750	-	93,750
Total Operating Expenses	271,364	6,752,626	521,233	8,527,906
Operating Loss	140,755	(780,900)	(67,424)	(1,001,432)

Other Income (Expense):
Gain (loss) on derivative liability	(86,331)	(381)	(170,785)	7,926
Realized gain on marketable securities	-	233,515	-	427,002
Unrealized gain on marketable securities	-	(511,511)	-	(509,055)
Cost related to acquisition of Good Gaming	-	(87,500)		(87,500)
Change in derivative liability	(8,399)	-	(15,607)	-
Interest expense	(7,849)	-	(15,527)	(132)
Interest income	-	1
Other expense	-	(58)	-	(4,616)
Total Other Income (Expense)	(102,579)	(365,934)	(201,919)	(166,375)
Income (loss) from continuing operations	38,176	(1,146,834)	(269,343)	(1,167,807)

Net Income	$38,176	$(1,146,834)	$(269,343)	$(1,167,807)

Basic income (loss) per common share for continuing operations	$-	$-	$-	$-
Basic income per common share for discontinued operations	$-	$-	$-	$-
Total basic income per common share	$-	$-	$-	$-
Diluted loss per share for continued operations	$-	$-	$-	$-
Diluted income (loss) per common share for discontinued operations	$-	$-	$-	$-
Total diluted income per common share	$-	$-	$-	$-

Basic weighted average common shares outstanding	286,329,190	294,016,103	286,329,190	294,650,743

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$(224,343)	$(1,167,807)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Shares issued for services	-	120,813
Warrants issued for compensation	-	619,627
Costs related to acquisition of Good Gaming	-	87,500
Amortization of debt discount	170,785	-
Depreciation	3,714	-
(Gain) loss on derivatives	(156,321)	(7,926)
Realized gain on trading securities	-	(427,002)
Unrealized gain on trading securities	-	509,055
Changes in:
Accounts receivable	-	118,283
Prepaid expense and other current assets	-	(3,803)
Deferred income	-	-
Accrued liabilities	15,986	(300,000)
Accounts payable	-	876,713
Deferred compensation	90,000	(421,875)
Net cash provided by (used in) operating activities	(100,179)	3,578

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of trading securities	-	540,332
Cash paid for purchase of fixed assets		(18,400)
Proceeds from shareholder loans	95,000	-
Proceeds from loan	100,000	-
Net cash provided by (used in) investing activities	195,000	521,932

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	15,000
Net cash (used in) provided by financing activities	-	15,000
Net increase in cash	49,821	540,510
Cash, beginning of period	27,886	476,588
Cash, end of period	$77,707	$1,017,098

Supplemental cash flow information:
Interest paid	$-	$201
Non-cash investing and financing activity:

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

On April 1, 2009, the Company, through a newly formed wholly owned subsidiary CMGO Capital, Inc., a Nevada corporation, completed the acquisition of XA, The Experiential Agency, Inc. On June 30, 2010, the Company and AudioEye, Inc. (“AudioEye”) completed the final Stock Purchase Agreement under which the Company acquired all of the outstanding capital stock of AudioEye. On June 22, 2011 the Company entered into a Master Agreement subject to shareholder approval as may be required under applicable law and subject to closing conditions with AudioEye Acquisition Corp., a Nevada corporation where the shareholders of AudioEye Acquisition Corp. exchanged 100% of the stock in AudioEye Acquisition Corp for 80% of the capital stock of AudioEye. The Company retained 15% of AudioEye subject to transfer restrictions in accordance with the Master Agreement; on October 2012, the Company distributed to its shareholders, in the form of a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Master Agreement.

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

June 30, 2015

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

Sales and Accounts Receivable – For three months ended June 30, 2015and the year ended December 31, 2014, one customer accounts for 93% and 93% of the Company’s total revenues, respectively.

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

June 30, 2015

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

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is generally between three and five years. Depreciation expense was $1,857 and $0 for the three months ended June 30, 2015 and 2014, respectively.

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

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2015 and December 31, 2014:

June 30, 2015	Level 1	Level 2	Level 3	Total
Derivative Liabilities			416,499	$416,499

December 31, 2014	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$400,892	$400,892

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Details of the Company's marketable trading securities as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Aggregate fair value	$-	$-
Gross unrealized holding gains (losses)	-	-

Proceeds from sales	$-	$850,470
Gross realized gains	-	86,382
Gross realized losses	-	-
Other than temporary impairment	-	-

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

June 30, 2015

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

A summary of warrant activity for the nine months ended June 30, 2015 and the year ended December 31, 2014 is as follows:

	Outstanding and Exercisable	Weighted average Exercise Price

December 31, 2013	1,798,000	$0.28
Granted	40,000,000	$0.016
Exercised	-	-
Expired	(1,798,000)
December 31, 2014	40,000,000	$0.02
Granted
Exercised
Expired
June 30, 2015	40,000,000	.0021

As of June 30, 2015, the warrants have a weighted average remaining life of 4.43 years with $0 aggregate intrinsic value.

NOTE 3 – PROPERTY AND EQUIPMENT

	2014	2014
Equipment	$33,000	$33,000
Leasehold Improvements	4,142	4,142
	37,142	37,142
Less accumulated depreciation	8,664	4,950
	$28,478	$32,192

Depreciation expense was $3,714 and $4,950 for the six months ended June 30, 2015 and the year ended December 31, 2014.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 4 – GOODWILL

The Company recorded goodwill of $54,500 on the purchase of Good Gaming Inc. The Company issued 5,000,000 shares of Company common stock at a value of $0.0175 per share for a value of $87,500. The Company also recorded $33,000 of equipment.

NOTE 5 – NOTES PAYABLE

The Company issued Iconic Holdings, LLC. a convertible promissory note of principal amount of $50,000 on September 26, 2014. The note has an interest rate of 10% and is due September 29, 2015. The note is convertible into the Company’s common stock at a conversion price equal to 70% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which note holder elects to convert all or part of the note. The unamortized discount is $24,520. The net value of the note is $18,638. The outstanding balance at June 30, 2015 is $50,000.

On October 1, 2014 the Company sold a Convertible Debenture in the principle amount of $114,000 to Typenex Co-Investment, LLC. The principal amount includes an Original Issue Discount in the amount of $10,000. The Debenture bears interest at an annum rate of 10% and is payable in 5 equal installments that can be paid in cash or share of the Company’s common stock. The number of shares to be issued for installment payments made in the form of shares of the Company’s common stock, shall be calculated at70% of the average of the three closing prices in the 20 trading days prior to the date of conversion, of the Company’s common stock. The Note’s maturity date is August 1, 2015. The unamortized discount is $46,125. The net value of the note is $63,960. The outstanding balance at June 30, 2015 is $114,000.

On October 10, 2014 the Company sold a Convertible Debenture in the principal amount of $115,000 to KBM Investments LLC. The Principle amount includes an Original Issue Discount in the amount of $11,000 and investor fees in the amount of $4,000. Total net proceeds to the Company were $100,000. The Debenture bears interest at an annum rate of 8% and can be repaid at any time prior to the date of maturity. The prepayment penalty for such prepayment ranges from 8%-25% of the principal amount paid. On the 181st day from the date of the Note. The Note is convertible into shares of the Company’s common stock. The Rate of such conversion is 75% of the lowest 3 trading prices of the Company’s common stock during the ten trading days prior to the conversion date. The Note’s maturity date is October 8, 2015. The unamortized discount is $60,510. The net value of the note is $75,924. The outstanding balance at June 30, 2015 is $115,000.

On December 18, 2014 the Company entered into the Securities Purchase Agreement pursuant to which it sold an 8% convertible note of the Corporation, in the aggregate principle amount of $40,000 convertible into shares of the Company’s common stock to KBM Worldwide Inc. The Note is convertible into shares of the Company’s common stock. The Rate of such conversion is 75% of the lowest 3 trading prices of the Company’s common stock during the ten trading days prior to the conversion date. The note has a maturity date of December 18, 2015. The unamortized discount is $28,175. The net value of the note is $34,074. The outstanding balance at June 30, 2015 is $40,000.

In June 2015, the Company borrowed $100,000 to provide payment to Eaton and Van Winkle (the attorneys for the Hudson Grey lawsuit) as the seed money for the Suit. As stated previously the balance of the fees for the suit have been arranged. This loan with expenses is due to be repaid November 1, 2015.

During the quarter ended June 30, 2015 the Company borrowed $45,000 from two shareholders to fund operations.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 6 – DERIVATIVE LIABILITIES

The Company has a convertible instruments outstanding more fully described in Note 3.   In accordance with ASC 815-15 “Derivatives and Hedging”, the convertible share-settleable instruments are classified as liabilities.

Embedded Derivative Liabilities in Convertible Notes

During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company recognized new derivative liabilities of $416,499 and $400,892, respectively, as a result of new convertible debt issuances.  The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $60,461 and $81,892 for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.  As a result of conversions of notes payable, the Company reclassified $0 and $0 from equity and $0 and $0 of derivative liabilities to equity during the six months ended June 30, 2015 and the year ended December 31 2014, respectively.  The Company recognized a gain(loss) of $267,087 and $(74,679) on derivatives due to change in fair value of the liability during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. The fair value of the Company’s embedded derivative liabilities was $224,460 and $400,892 at June 30, 2015 and December 31, 2014, respectively.

Warrants

Under ASC 815-15, the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of June 30, 2015 and December 31, 2014 was $56,371 and $51,622, respectively.  The Company recognized an expense of $40,501 and a gain $40,501 related to the warrants for the three months ended June 30, 2015 and the year ended December 31, 2014, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance December 31, 2013	$11,121
ASC 815-15 additions	402,710
Change in fair value	(1,818)
ASC 815-15 deletions	(11,121)
Balance December 31, 2014	400,892
ASC 815-15 additions	-
Change in fair value	15,607
ASC 815-15 deletions	-
Balance June 30, 2015	$416,499

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

The embedded conversion options in the Notes, which is accounted for separately as a derivative instrument is valued using a binomial lattice model because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model as of the date the Note was issued and as of June 30, 2015 included an expected life equal to the remaining term of the Note, an expected dividend yield of zero, estimated volatility ranging of 116%, and a risk-free rate of return of 0.13%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the Note. Volatility is based upon our expected common stock price volatility over the remaining term of the Note. The volatility used for the Note is based on the Company’s 100-day volatility, which is considered a reasonable surrogate for the volatility to be expected over the life of the Note. That volatility has generally ranged from 116% to 146%.

NOTE 7 – RELATED PARTY

The Company issued to three former directors 2,000,000 shares of the Company’s common stock. The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has a term of 5 years. The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company has not made all of these payments and has recorded “Accrued Compensation” of $130,000 at June 30, 2015.

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

The investigation has been completed, an amended complaint will be filed on June 15, 2015. New counsel has been retained to pursue the prosecution of the case and the new counsels name is Laurence Speckman of the firm Eagon and Van Winkle. There will be new defendant s added and the damages sought will be substantially increased

In October, 2014, Ronald Burkhardt, XA,s former Executive Chairman and a current member of the Company’s Board of Directors filed a lawsuit in the Supreme Court of the State of New York, County of New York, alleging breach of his employment contract and seeking approximately $695,000 in damages. The Company believes that Mr. Burkhardt’s claim is without merit and plans to vigorously defend the lawsuit.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

NOTE 10 – SEGMENTS

The Company splits its business activities during the June 30, 2015 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the three months ended June 30, 2015.

	XA	Good Gaming	CMG Holdings Group	Totals

Revenue	$536,419	$62,390	$-	$598,809

Operating expenses	374,387	46,846	-	421,233

Operating Income (Loss)	162,032	15,544	-	177,576

Other Income (Expense)	-	-	301,919	301,919

Net Income (Loss)	$162,032	$15,544	$(301,919)	$(124,343)

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

On September 17, 2014, Jeffrey Devlin resigned as Chief Financial Officer and Director of the Company.

CMG HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 12 – GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit as of June 30, 2015 and its current liabilities exceeded its current assets. There were recurring losses from operations and cash flows. There is a potential for this negative trend to continue.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that, with the exception of disclosure below, no other subsequent events occurred that require recognition or disclosure in the financial statements.

During July 2015 the Company issued 126,000,000 of its common shares in conversion of convertible notes to KBM Worldwide and KBM Investments, Inc.

The Company borrowed $150,000 from two Irish pension funds to purchase all of the remaining debt of KBM Worldwide, Inc. and KBM Investments, LLC. The terms for the loan are in the final stages of negotiation and will require a payment upon and if the Company is victorious in the pending litigation against Hudson Grey et al.

During July 2015 the Company issued 9,000,000 of its common shares in conversion of a convertible note to Iconic Holdings, LLC. The Company holds an option to purchase the remaining debt from Iconic Holdings, LLC for $43,000.

During July 2015 the Company issued 25,000,000 of its common shares in conversion of a convertible note to Typenex Co-Investment, LLC. The Company holds an option to purchase the remaining debt from Typenex Co-Investment, LLC. for $65,000.

We expect these two notes to be extinguished previous to the end of the forth quarter of 2015.

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

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2015

Gross revenues decreased from $7,526,474 for the six months ended June 30, 2014 to $453,809 for the six months ended June 30, 2015. The decrease in revenues was mainly attributable to the legal issues surrounding XA and its ongoing suit and lack of finances due to the same issue.

Cost of revenue decreased from $6,248,643 for the six months ended June 30, 2014 to $162,531 for the six months ended June 30, 2015. The decrease in cost of goods sold was due to the decrease in revenues of XA, The Experiential Agency, Inc. (XA).

Operating expenses decreased from $2,185,513 for the six months ended June 30, 2014 to $358,702 for six months ended June 30, 5 The decrease in operating expenses is due to the decrease in revenues for the six months ended June 30, 2015.

Net loss decreased from $1,164,807 for the six months ended June 30, 2014 to $269,343 for the six months ended June 30, 2015. The decrease in net loss is due to the decrease in revenues and cost of revenue and the realized and unrealized gains of marketable securities incurred during the and six months ended June 30, 2015 from the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2015, the Company’s cash on hand was $77,707.

Cash used in operating activities for the six months ended June 30, 2015 was $145,179, as compared to cash provided by operating activities of $3,578 for the six months ended June 30, 2014. This change is due to realized and unrealized gains on marketable securities of $0 and $0, respectively for the six months ended June 30, 2015 as compared to $2,456 and $193,487 for the three months and six months ended June 30, 2014.

Cash from investing activities for the six months ended June 30, 2015 was $195,000 as compared cash provided by investing activities of $521,932 for the six months ended June 30, 2014. During the six months ended June 30, 2014, sold 925,925 shares of the Company’s holdings in AudioEye, Inc., for net proceeds of $250,000.

Cash provided by financing activities for the six months ended June 30, 2015 was $0, as compared to $15,000 provided for the six months ended June 30, 20143.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2014.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.  As of June 30, 2015 no changes have occurred.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On April 7, 2014, the Board of Directors of the Company appointed Mr. Glenn Laken as the Company’s Chief Executive Officer. Mr. Jeffrey Devlin remained as the Company’s acting Chief Financial Officer.

Except for the above, no change in the Company’s internal control over financial reporting occurred during the period ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

CMG HOLDINGS GROUP, INC.

Dated: October 22, 2015	By:	/s/ Glenn Laken
Glenn Laken Chief Executive Officer, Chief Financial Officer