Form 10-Q
period 2015-09-30
CMG HOLDINGS GROUP, INC.
filed 2016-08-05
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

As of September 30, 2015, there were 290,679,190 shares of common stock of the registrant issued and outstanding.

CMG HOLDINGS GROUP, INC.
FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2015 AND 2014

CONTENTS

Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited)	4

Consolidated Statements of Operations for the three months and nine months ended September 30, 2015 and 2014 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2015 and 2014 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

CMG Holdings Group, Inc.
Consolidated Balance Sheets

	Septem 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$63,592	$27,886
Prepaid expenses and other current assets	8,400	8,400
Total Current Assets	71,992	36,286

Property and equipment, net	28,478	32,192

Goodwill	54,500	54,500
TOTAL ASSETS	$154,970	$122,978

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$676,671	$676,671
Deferred compensation	175,000	40,000
Accrued liabilities	145,408	129,422
Loan from shareholders	95,000	-
Loan outside party	125,000	-
Note payable	150,000	-
Convertible notes - carrying value	-	74,679
Derivative liabilities	-	400,892
Total Current Liabilities	1,367,079	1,321,664

TOTAL LIABILITIES	1,367,079	1,321,664

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; no shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 0 and 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 449,329,190 and 289,329,190 shares issued and outstanding as of June 30, 2015 and December 31, 2014	449,329	289,329
Additional paid in capital	14,688,042	14,740,042
Treasury Stock, 37,174 and 37,174 shares held, respectively, at cost of -0-, as of June 30, 2015 and December 31, 2014.	-	-
Accumulated deficit	(16,349,480)	(16,228,057)

TOTAL STOCKHOLDERS' DEFICIT	(1,212,109)	(1,198,686)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$154,970	$122,978

The accompanying notes are an integral part of these finiancial statmenets

CMG HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$172,621	$120,058	$626,430	$7,646,532

Operating Expenses:
Cost of revenues	40,000	64,203	202,531	6,312,846
General and administrative expenses	216,736	581,819	575,438	2,767,332
Research and development	-	46,800	-	140,550
Total Operating Expenses	256,736	692,822	777,969	9,220,728
Operating Loss	(84,115)	(572,764)	(151,539)	(1,574,196)

Other Income (Expense):
Gain (loss) on derivative liability	232,035	-	-	7,926
Amortization of debt discount			61,250
Realized gain on marketable securities	-	282,148	-	709,150
Unrealized gain on marketable securities	-	(113,714)	-	(622,769)
Cost related to acquisition of Good Gaming	-	-		(87,500)
Change in derivative liability	-	(31,627)	(15,607)	(31,627)
Interest expense	-	(2,997)	-	(3,129)
Interest expense (derivative)		(5,550)	(15,527)	(5,550)
Interest income	-	-
Other expense	-	(6,386)	-	(11,002)
Total Other Income (Expense)	232,035	121,874	30,116	(44,501)
Income (loss) from continuing operations	147,920	(450,890)	(121,423)	(1,618,697)

Net Income	$147,920	$(450,890)	$(121,423)	$(1,618,697)

Basic income (loss) per common share for continuing operations	$-	$-	$-	$-
Basic income per common share for discontinued operations	$-	$-	$-	$-
Total basic income per common share	$-	$-	$-	$-
Diluted loss per share for continued operations	$-	$-	$-	$-
Diluted income (loss) per common share for discontinued operations	$-	$-	$-	$-
Total diluted income per common share	$-	$-	$-	$-

Basic weighted average common shares outstanding	286,329,190	289,329,190	286,329,190	289,344,809

The accompanying notes are an integral part of these consolidated financial statements.

CMG Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$(121,423)	$(1,618,697)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Shares issued for services	-	120,813
Warrants issed for compensation	-	619,627
Costs related to acquisition of Good Gaming	-	87,500
Amortization of debt discount	(61,250)	-
Depreciation	3,714	-
(Gain) loss on derivatives		(7,926)
Realized gain on trading securities	-	(709,150)
Unrealized gain on trading securities	-	622,769
Derivative expense		31,627
Effective interest expense derivatives		5,550
Changes in:
Accounts receivable	-	171,594
Prepaid expense and other current assets	-	(1,264)
Deferred income	-	-
Accrued liabilities	15,986	(300,000)
Accounts payable	-	167,627
Deferred compenastion	135,000	(417,875)
Net cash provided by (used in) operating activities	(27,973)	(1,227,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of trading securities	-	850,470
Cash paid for purchase of fixed assets		(18,400)
Proceeds from notes payable	150,000
Payments of convertible notes	(306,334)
Proceeds from shareholder loans	95,000	-
Proceeds from loan from third party	125,000	-
Net cash provided by (used in) investing activities	63,666	832,070

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock		50,000
Proceeds from sales of common stock	-	15,000
Net cash (used in) provided by financing activities	-	65,000
Net increase in cash	35,693	(330,735)
Cash, beginning of period	27,886	476,588
Cash, end of period	$63,579	$145,853

Supplemental cash flow information:
Interest paid	$-	$3,201
Non-cash investing and financing activity:
Discount on notes payable from derivative liabilities		5,000
Cancellation of Common and Preferred Stock		7,350

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued)

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

Concentrations of Risk

Financial Institutions - The Company maintains its cash balances at two financial institutions where they are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At September 30, 2015 and December 31, 2014, neither of these accounts was in excess of the limit. The Company also maintains a money market investment account at one securities firm where the account is insured by the Securities Investor Protection Corporation up to $500,000 for the bankruptcy, etc., of the securities firm. At December 31, 2014, the account did not have a balance in excess of the limit.

Sales and Accounts Receivable – For nine months ended September 30, 2015 and the year ended December 31, 2014, one customer accounts for 93% and 93% of the Company’s total revenues, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from event management services, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis and do not bear interest, although a finance charge may be applied to amounts outstanding more than thirty days. Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.  There were no allowances for doubtful accounts as of September 30, 2015 and December 31, 2014.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued)

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is generally between three and five years. Depreciation expense was $1,857 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued)

Fair Value Measurements (continued)

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2015 and December 31, 2014:

December 31, 2015	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$0	$0

December 31, 2014	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$400,892	$400,892

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

Details of the Company's marketable trading securities as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Aggregate fair value	$-	$-
Gross unrealized holding gains (losses)	-	-

Proceeds from sales	$-	$850,470
Gross realized gains	-	86,382
Gross realized losses	-	-
Other than temporary impairment	-	-

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

NOTE 2 - EQUITY (continued)

Common Stock Warrants (continued)

A summary of warrant activity for the nine months ended September 30, 2015 and the year ended December 31, 2014 is as follows:

	Outstanding and Exercisable	Weighted average Exercise Price

December 31, 2013	1,798,000	$0.28
Granted	40,000,000	$0.016
Exercised	—	—
Expired	(1,798,000)
December 31, 2014	40,000,000	$0.02
Granted
Exercised
Expired
September 30, 2015	40,000,000	.0021

As of September 30, 2015, the warrants have a weighted average remaining life of 4.43 years with $0 aggregate intrinsic value.

NOTE 3 – PROPERTY AND EQUIPMENT

	2015	2014
Equipment	$33,000	$33,000
Leasehold Improvements	4,142	4,142
	37,142	37,142
Less accumulated depreciation	8,664	4,950
	$28,478	$32,192

Depreciation expense was $3,714 and $4,950 for the nine months ended September 30, 2015 and the year ended December 31, 2014.

NOTE 4 – GOODWILL

The Company recorded goodwill of $54,500 on the purchase of Good Gaming Inc. The Company issued 5,000,000 shares of Company common stock at a value of $0.0175 per share for a value of $87,500. The Company also recorded $33,000 of equipment.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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

On December 18, 2014 the Company entered into the Securities Purchase Agreement pursuant to which it sold an 8% convertible note of the Corporation, in the aggregate principle amount of $40,000 convertible into shares of the Company’s common stock to KBM Worldwide Inc. The Note is convertible into shares of the Company’s common stock. The Rate of such conversion is 75% of the lowest 3 trading prices of the Company’s common stock during the ten trading days prior to the conversion date. The note has a maturity date of December 18, 2015. The unamortized discount is $28,175. The net value of the note is $34,074. The outstanding balance at June 30, 2015 is $40,000.  .

In June 2015, the Company borrowed $100,000 to provide payment to Eaton and Van Winkle (the attorneys for the Hudson Grey lawsuit) as the seed money for the Suit. As stated previously the balance of the fees for the suit have been arranged. This loan with expenses is due to be repaid November 1, 2015.

The Company borrowed $150,000 from two Irish pension funds to purchase the remaining debt of KBM Worldwide, Inc. and KBM Investments, LLC.  The terms for the loan are in the final stages of negotiation and will require a payment upon and if the Company is victorious in the pending litigation against Hudson Grey et al.

We expect these two notes to be extinguished previous to the end of the forth quarter of 2015.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

NOTE 6 - DERIVATIVE LIABILITIES

The Company has a convertible instruments outstanding more fully described in Note 3.   In accordance with ASC 815-15 “Derivatives and Hedging”, the convertible share-settleable instruments are classified as liabilities.

Embedded Derivative Liabilities in Convertible Notes

During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company recognized new derivative liabilities of $0 and $400,892, respectively, as a result of new convertible debt issuances.  The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $0 and $81,892 for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.  As a result of conversions of notes payable, the Company reclassified $0 and $0 from equity and $0 and $0 of derivative liabilities to equity during the nine months ended September 30, 2015 and the year ended December 31 2014, respectively.  The Company recognized a gain(loss) of $0 and $7,926 on derivatives due to change in fair value of the liability during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. The fair value of the Company’s embedded derivative liabilities was $0 and $400,892 at September 30, 2015 and December 31, 2014, respectively.

Warrants

Under ASC 815-15, the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of September 30, 2015 and December 31, 2014 was $0 and $51,622, respectively.  The Company recognized an expense of $40,501 and a gain $40,501 related to the warrants for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance December 31, 2013	$11,121
ASC 815-15 additions	402.710
Change in fair value	(1,818)
ASC 815-15 deleations	(11,121)
Balance December 31, 2014	400,892
ASC 815-15 additions	-
Change in fair value	15,607
ASC 815-15 deleations	(416,499)
Balance December 31, 2015	$-

The embedded conversion options in the Notes, which is accounted for separately as a derivative instrument is valued using a binomial lattice model because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model as of the date the Note was issued and as of June 30, 2015 included an expected life equal to the remaining term of the Note, an expected dividend yield of zero, estimated volatility ranging of 116%, and a risk-free rate of return of 0.13%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the Note. Volatility is based upon our expected common stock price volatility over the remaining term of the Note. The volatility used for the Note is based on the Company’s 100-day volatility, which is considered a reasonable surrogate for the volatility to be expected over the life of the Note. That volatility has generally ranged from 116% to 146%.  During the quarter ended September 30, 2015 thethe notes were convertied or paid off by refinancing

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

NOTE 7 – RELATED PARTY

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

NOTE 9 - ACQUISITION OF GOOD GAMING, INC.

On March 28, 2014, CMG Holdings, Inc. (the “Company” or “CMG”), completed its acquisition of 100% of the shares of Good Gaming, Inc. (“GGI”) by entering into a Share Exchange Agreement (the “SEA”) with BMB Financial, Inc. and Jackie Beckford, the then shareholders of GGI. The sole owner of BMB Financial, Inc. is also the sole owner of Infinite Alpha, Inc. which provides consulting services to CMG. The transaction was completed under the purchase method of accounting.  Pursuant to the SEA, the Company received 100% of the shares of GGI in exchange for 5,000,000 shares of the Company’s common stock, $33,000 in equipment and consultant compensation and a commitment to pay $200,000 in development costs, of which $50,000 of the development costs had been advanced by the Company.  In addition, pursuant to the SEA, CMG shall adopt an incentive plan for GGI which shall entitle the GGI officers, directors and employees to receive up to 30% of the net profits of GGI and up to 30% of the proceeds, in the event of a sale of GGI or its assets.  The Companyy recorded goodwill of $54,500 as a result of this acquisition and intends to test this asset for impairment every twelve months.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

NOTE 10 - SEGMENTS

The Company splits its business activities during the September 30, 2015 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the nine months ended September 30, 2015.

	XA	Good Gaming	CMG Holdings Group	Totals

Revenue	$564,040	$62,390	$--	$626,430

Operating expenses	662,123	46,846	--	708,969

Operating Income (Loss)	(98,083)	15,544	--	(82,539)

Other Income (Expense)	--	--	(201,919)	(201,919)

Net Income (Loss)	$(98,083)	$15,544	$(201,919)	$(284,458)

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

On September 17, 2014, Jeffrey Devlin resigned as Chief Financial Officer and Director of the Company.

NOTE 12 – GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit as of September 30, 2015 and its current liabilities exceeded its current assets. There were recurring losses from operations and cash flows. There is a potential for this negative trend to continue.

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

NOTE 13 - SUBSEQUENT EVENTS (Continued)

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

The Company borrowed $150,000 from two Irish pension funds to purchase the remaining debt of KBM Worldwide, Inc. and KBM Investments, LLC.  The terms for the loan are in the final stages of negotiation and will require a payment upon and if the Company is victorious in the pending litigation against Hudson Grey et al.

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

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2015

Gross revenues decreased from $7,020,102 for the nine months ended September 30, 2014 to $626,430 for the nine months ended September 30, 2015. The decrease in revenues was mainly attributable to the legal issues surrounding XA and its ongoing suit and lack of finances due to the same issue.

Cost of revenue decreased from $6,312,846 for the nine months ended September 30, 2014 to $202,531 for the nine months ended September 30, 2015. The decrease in cost of goods sold was due to the decrease in revenues of XA, The Experiential Agency, Inc. (XA).

Operating expenses decreased from $2,767,332 for the nine months ended September 30, 2014 to $575,438 for nine months ended September 30, 2015 The decrease in operating expenses is due to the decrease in revenues for the nine months ended September 30, 2015.

Net loss decreased from $1,618,697 for the nine months ended September 30, 2014 to $121,423 for the nine months ended September 30, 2015. The decrease in net loss is due to the decrease in revenues and cost of revenue and the realized and unrealized gains of marketable securities incurred during the nine months ended September 30, 2015 from the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2015, the Company’s cash on hand was $63,592.

Cash used in operating activities for the nine months ended September 30, 2015 was $27,973, as compared to cash used in operating activities of $1,227,805 for the nine months ended September 30, 2014. This change is due to realized and unrealized gains on marketable securities of $0, respectively for the nine months ended September 30, 2015 as compared to $193,487 for the nine months ended September 30, 2014.

Cash from investing activities for the nine months ended September 30, 2015 was $63,666 as compared cash used in investing activities of $1,227,805 the nine months ended September 30, 2014. During the nine months ended September 30, 2014, sold 925,925 shares of the Company’s holdings in AudioEye, Inc., for net proceeds of $250,000.

Cash provided by financing activities for the nine months ended September 30, 2015 was $0, as compared to $65,000 provided for the nine months ended September 30, 20143.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2014.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

CMG HOLDINGS GROUP, INC.

Dated: August 5, 2016	By:	/s/ Glenn Laken
Glenn Laken Chief Executive Officer and Chief Financial Officer