Form 10-K
period 2015-12-31
CMG HOLDINGS GROUP, INC.
filed 2016-11-01
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

	CMG HOLDINGS GROUP, INC.
	(Exact name of registrant as specified in its charter)

Nevada		870733770
State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2130 North Lincoln Park West 8N
Chicago, IL		60614
(Address of principal executive offices)		(Zip Code)

	(773) 698-6047
	Registrant's telephone number including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No   ☒ *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐ No    ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or small reporting company. See the definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b 2 of the Exchange Act.

Large accelerated filer    ☐  Accelerated filer    ☐                                                                                              Non accelerated filer    ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act). Yes ☐ No   ☒

As of November 1, 2016 the aggregate market value of the Registrant’s voting and non voting common stock held by non affiliates of the registrant as of the end of the second quarter of the last fiscal year was approximately: $2,895,000 at $0.01 price per share, based on the closing price on the OTCQB. As of November 1, 2016, there were 289,500,000 shares of common stock of the  registrant issued and  outstanding.

Documents Incorporated by Reference:  None

CMGO HOLDINGS GROUP, INC.

FORM 10-K

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	20

	PART IV	20

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	20

	SIGNATURES	22

EXHIBIT 31	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

EXHIBIT 32	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

FORWARD  LOOKING STATEMENTS

This annual report on Form 10K contains forward looking statements which include, but are not limited to, statements concerning expectations as to our revenues, expenses, and net income, our growth strategies and plans, the timely development and market acceptance of our products and technologies, the competitive nature of and anticipated growth in our markets, our ability to achieve cost reductions, the status of evolving technologies and their growth potential, the adoption of future industry standards, expectations as to our financing and liquidity requirements and arrangements, the need for additional capital, and other matters that are not historical facts. These forward looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “expects”, “intends”, “plans”, “believes, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. These statements, which are included in accordance with the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward looking statements, as a result of various factors. Readers are cautioned not to place undue reliance on forward looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any  forward looking  statements for any  reason. Unless the context  indicates otherwise, the terms “Company”, “Corporate”, “CMGO”, “our”, and “we” refer to CMG Holdings Group, Inc. and its subsidiaries.

ITEM 1: DESCRIPTION OF BUSINESS

Our History

CMG Holdings Group, Inc. (the “Company” or “CMG”) was incorporated in the State of Nevada on  July  30,  2004 under the name of “Pebble Beach Enterprises, Inc.” From the date of incorporation until August 2004, it was a wholly owned  subsidiary of Fresh Veg Broker.com, Inc. (“Fresh Veg”), a Nevada corporation. In August 2004, the Company was spun off from Fresh Veg. Until May 27, 2008, the Company was a real estate investment company with three areas of operation: a) real estate acquisition and resale; b) real estate development and resale; and c) real estate consulting and joint ventures. On February 20, 2008, a majority of the shares of the Company were sold by the shareholders who were actively involved in the Company’s prior real estate business (the “Change in Control”). Also on February 20, 2008, the Company changed its name to “CMG Holdings, Inc.” Since the Change in Control, the Company started to engage in the business of providing marketing, entertainment and management services.

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

Market Strategy

We have taken strategic steps to position the Company as a marketing communications company  servicing  clients in  domestic and international markets. We operate in a marketing landscape that has vastly changed over the last few years and continues to fragment as clients are presented with different complex strategies to improve brand awareness and increase market share. To  achieve our objectives of providing strategic solutions for our clients, we have recruited talents and have concentrated in high growth areas to align our capabilities to meet the market demands. In order to grow with our clients, we have accelerated our investment in technologies, professional talent, and provided training throughout our Company. Our market strategy and offerings can improve our organic revenue growth and operating income margin, with our ultimate objective to be fully competitive with our industry peer groups. To increase our revenues and improve our operating margins, we will concentrate on controlling our staff expenses in non revenue producing capacities, controlling real estate expenses such as office rent, reducing the complexity of our organization and divesting of underperforming business   sectors.

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

Sources of Revenue

Our revenues are generated through the execution of marketing and communications programs derived primarily across the sectors of event management, talent management and commercial rights as well as various media, planning and other management programs. The majority of our contracts with our clients are negotiated individually and the terms of engagement with our clients and basis in which we earn fees and commissions will vary significantly. Contracts with our client are multifaceted arrangements that may include incentive compensation provisions and may  include  vendor credits. Our largest clients are corporations where they may arrange for our services to be provided locally or nationally. Similar to larger marketing communications companies operating in our sector, our revenues are primarily derived from planning and executing marketing and communications programs in various operating sectors. Most of our client contracts are individually negotiated where terms of engagements and consideration in which we earn revenues vary among planning, creation, implementation and executions of marketing and communications programs specific to the sectors of talent management, event management, and commercial rights. Several of our clients have complex contract arrangements; therefore, we provide services to our clients from our own offices as well as onsite where the events are held. In arranging for such services, we may enter into national or local agreements and estimates are involved in determining both amount and timing of revenue recognition under these arrangements.

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

Employees

As of December 31, 2015, the Company and its subsidiary had 8 employees. The personal service character of the marketing communications sector, the quality of personnel and executive management are crucially important to the Company’s continuing success.

Environmental Laws

The company believes it complies with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the company.

Recent Acquisition of Good Gaming

On March 28, 2014, the Company completed its acquisition of 100% of the equity interests of Good Gaming, Inc. (“GGI”) by  entering  into  a  Share  Exchange  Agreement  (the  “SEA”) with  BMB  Financial, Inc. and  Jackie  Beckford,  GGI’s shareholders. The owner of BMB Financial, Inc. is also the owner of Infinite Alpha, Inc. which provides consulting services to CMG. Pursuant to the SEA, for 100% of the shares of GGI, CMG paid: 5,000,000 shares of its common stock, par value $0.001 per share, $33,000 in equipment and consultant compensation and a commitment to pay $200,000 in development costs, of which $50,000 had been advanced by CMG. In addition, the SEA calls for CMG to adopt an incentive plan for GGI pursuant to which the GGI’s officers, directors and employees will receive up to 30% of the net profits of GGI and up to 30% of the proceeds of any sale of GGI or its assets.  In November of 2015 the Company entered into an agreement to sell Good GFaming.  The Sale closed in February of 2016.

The SEA contains representations and warranties from the former GGI shareholders customary for this type of transaction.

GGI is an online gaming portal with a business objective of assisting eSports gamers to hone and elevate their skills so as to enable them to compete at a higher level in amateur thru professional gaming tournaments. GGI plans to provide its targeted market with access to its proprietary membership based eSports web platform. GGI intends to provide a service with a monthly membership fee to its target market comprised of 1625 year old, single, high school/college level adults with disposable income and more than 10 hours of invested game play weekly.

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

On June 22, 2011, the Company entered into a Master Agreement (the “Master  Agreement”)  with  AudioEye Acquisition Corporation (“AEAC”) pursuant to which: (i) the stockholders of AEAC would acquire from the Company 80% of the capital stock of AE (the “Separation”) and (ii) the Company distributed to its stockholders, in the form of a dividend, 5% of the capital stock of AE (the “Spin off”). Pursuant to the Master Agreement, as amended, AEAC also released the Company from its obligations under the AE Notes. In connection with the release of the Company under the AE Notes, effective August 15, 2012, the Company completed the Separation. On February 22, 2013, the Company completed the Spin off by distributing a  total of 1,500,259 shares of AE common stock to its shareholders on the record date of October 26, 2012 on a pro rata basis after the SEC declared the registration statement on Form S1 filed by AE effective on January 19, 2013. As a result of the foregoing transactions, the Company retained a total of 4,500,874 shares of AE common   stock.

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

  Newzoo BV, Q4 PC Gaming Trend Report 2013 Report and Q2 Sizing Profiling eSports 2014   Report.

GGI is in the process of researching what it is that gamers want  what their goals, aspirations, and ideas of euphoria tend to be. As of the beginning of 2014, according to Newzoo BV, 163.9 million people in the world, 15.38% of them in the United States, are playing video games often enough for it to be a full time job. We believe that eSports is not just a growing segment within the gaming industry, but within the much larger entertainment industry. It is not restricted by nationality, political affiliation, or socioeconomic status. eSports principal barrier is a simple one – internet   access.

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

In April of 2014 CMG was approached by a group interested in spinning off Good Gaming from CMG.  The LOI indicated that CMG would maintain a majority interest in the Company.  Good Gaming would be listed on the Canadian Stock Exchange.  In addition there would be a minimum of a $500,000 infusion of capital to the Company.  Discussions are ongoing but there is no certainty that a deal will be consummated.  Parties are involved in doing due diligence currently.

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

On September 23, 2014, XA filed a lawsuit in the Supreme Court of the State of New York, County of New York against HG and its principals alleging wrongdoing by the defendants in connection with soliciting XA’s clients and seeking against further contact with XA clients. The Company conducted an internal investigation of actions taken by XA’s former employees during the quarter ended September 30, 2014.. The Company and XA plan to complete the investigation, including recovering e-mails deleted by the former employees, and to vigorously pursue any and all amounts wrongfully taken from XA.

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
FISCAL YEAR ENDED DECEMBER 31, 2015
First Quarter	0.01	0.01
Second Quarter	0.01	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.03	0.01

FISCAL YEAR ENDED DECEMBER 31, 2014
First Quarter	0.01	0.01
Second Quarter	0.01	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.03	0.01

Holders of Shares of Common Stock

The Company has authorized 450,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2015, the Company had 449,329,190 shares of common stock of the registrant issued and outstanding. As of December 31, 2014, there were approximately 197 stockholders of record of our common stock. This stockholder of record total number does not reflect full amount of shares held beneficially or those shares held in “street” name. It is anticipated that the number of stockholders may increase if the total amount of stockholders that own shares held beneficially or those held in “street” name.

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

Transfer Agent

The Company’s transfer agent and registrar of the common stock is Corporate Stock  Transfer, Inc. 3200 Cherry  Creek Dr. South Suite 430 Denver, CO 80209. (303)  2824800.

Notes and Loans

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

Penny Stock Considerations

Because our shares trade at less than $5.00 per share, they are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker dealers who engage in certain transactions involving a penny stock. Under the penny stock regulations, a broker dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker dealer is required to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker dealer or the transaction is otherwise exempt; disclose commissions payable to the broker dealer and our registered representatives and current bid and offer quotations for the securities; Send monthly statements disclosing recent price information pertaining to the penny stock held  in  a  customer’s account, the account’s value and information regarding the limited market in penny stocks; and make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account. Because of these regulations, broker dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

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

Except as disclosed above, all unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 8K and the Company’s quarterly reports on Form 10Q.

ITEM 6: SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this   item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2014 included with this Form 10K. The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2014. The statements contained in this section that are not historical facts are forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward looking statements may be identified by, among other things, the use of forward looking terminology such as “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward looking statements, orally or in writing. Such forward looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

Executive Summary

References in this Current Report on Form 10K to “CMG Holdings Group”, “CMG”, the “Company,” “we,” “us” and “our” for periods prior to the closing of the Reorganization refer to the Registrant, and for periods subsequent to the closing of the Reorganization refer to the Registrant and its subsidiaries. The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”). The Company’s objective is to create shareholder value by building market leading strategies  that  deliver  innovative,  value added  marketing communications and strategic consulting to our clients. The company manages the business by monitoring several financial and non financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses. Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location and  growth  from acquisitions.

Financial analysis

Year ended December 31, 2015 compared to the year ended December 31, 2014  Liquidity and capital resources

As at December 31, 2015, the Company had a cash balance of $230,138 and working capital deficit of $1,174,641 compared with a cash balance of $27,886 and a working capital deficit of $1,285,378 at December 31, 2014. The decrease in working capital was mainly due to the decrease in business for XA during the second half of 2014.

Cash Flows from Operating Activities

During the year ended December 31, 2015, cash flows used in operating activities was $137,486 compared with use of $2,043,692 of cash flow during the year ended December 31, 2014. The decrease in cash flow from operating activities is mainly  due the decrease in revenues and operating expenses during the year ended December 31, 2014.

Cash Flows from Investing Activity

During the year ended December 31, 2015, cash flows provided by investing activities were $64,766, compared to $1,260,990 for the year ended December31, 2014.

Cash Flows from Financing Activities

During the year ended December 31, 2015, cash provided by financing activities was $0 as compared to $334,000 for the year ended December 31, 2014.

Revenues

The Company had revenues of $1,073,577 in our fiscal year ended December 31, 2015, as compared to $7,811,423 in fiscal year ended December 31, 2014. The decrease in revenues is mainly due to decrease of business revenues generated in event  marketing operations of XA, The Experiential Agency,  Inc.

Cost of Sales

The  Company  had  cost  of sales  of revenues  of $352,531  in  the  year ended  December 31, 2015, as  compared  to $6,493,002 in the year ended December 31, 2014. The decrease in cost of sales is mainly associated to the decrease in event    marketing operations of XA, The Experiential Agency, Inc.

Expenses

The  Company  had  total  operating  expenses  of $752,139  in  the  year ended  December 31, 2015, as  compared to $2,908,815 in the year ended December 31, 2014. The decrease in operating expense is mainly due to a decrease in General and Administrative Expenses during the year ended December 31, 2015 compared to the year ending December 31, 2014.

Income

The Company had a net loss of $977 in the year ended December 31, 2015 as compared to net income of $1,268,183 in the year ended December 31, 2014.

Capital Resources

At December 31, 2015, we had assets totaling $321,516, compared to $122,978 at December 31, 2014. Assets at December 31, 2015 consisted primarily of cash of $230,138, property and equipment, net of $28,478, goodwill of $54,500  and other current assets of $8,400.

Liabilities

Our liabilities at December 31, 2015 totaled $1,413,179, compare to $1,321,664 at December 31, 2014. Liabilities at December 31, 2015 consisted primarily of $145,408 in accrued liabilities, $676,670 in    accounts payable, $2200,000 in deferred compensation and $371,100 in other short term liabilities including convertible notes and derivative liabilities.

Going Concern

Our independent registered accounting firm has expressed doubt about our ability to continue as a going concern. Because we have a working capital deficit and recurring net losses, our independent registered accounting firm has included in  their report for the years ended December 31, 2015 and 2014, an uncertainty with respect to the Company's ability to continue as a going concern.

Critical Accounting Policies and Estimates

For all periods following closing under the Reorganization Agreement, the Company intends to prepare consolidated financial statements of the Company and its subsidiaries, which will be prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the financial statements the Company will be required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company will evaluate its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. The Company intends to base its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions. In response to the SEC’s Release No. 338040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” the Registrant identified the most critical accounting principles upon which its financial status depends. The Registrant determined that those critical accounting principles are related to the use of estimates, revenue recognition, income tax and impairment of intangibles and other long lived assets. The Company presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Revenue Recognition

The Company recognizes revenues generated from clients are subject to contracts requiring the Company to provide services within specified time periods generally ranging up to twelve months. As a result, we have projects in process at various stages of completion on any given date and stages may extend from one quarter to the next quarter and from one year to the next year. Revenue for our services is recognized when the following criteria are satisfied: evidence of an arrangement exists; price is agreed upon at a fixed or determinable agreement level; services have been performed and collection is assured. Depending on terms of a client contract, fees for services performed can be recognized in three principal ways: individual project performances as is such in our event marketing division, monthly base retainers in our public relations, consulting or talent management division, and completed contracts were the Company work is based on success fee of the engagement and paid a percentage of the revenue generated by our clients. Depending on the terms of the client contract, revenue is derived from arrangements involving fees for services performed, commissions, performance or a combinations of each or all three. The revenues and commissions are generally earned on the date of the signing of the contract and then an invoice is distributed to the client with approvals. Our revenue is recorded as gross revenues less cost of goods sold or less pass through expenses charged to a client because there may be various pass through expenses, such as external production and marketing    costs.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY   DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F1. The Company’s balance sheets as of  December 31, 2014  and the related statements of operations, changes in stockholders’ deficit and cash flows for the     years then ended have been audited by John Scrudato, CPA. John Scrudato, CPA is an independent registered  public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation SK as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10K. The financial statements have been prepared  assuming the Company will continue as a going concern.

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

During the Company's previous fiscal years ended December 31, 2004 through 2013 and  through  April 10, 20143, neither the Company nor anyone on the Company's behalf consulted with Anderson Bradshaw regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion  that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation  SK.

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

During the Company's previous fiscal years ended December 31, 2004 through 2014 and  through  April 9, 2015, neither the Company nor anyone on the Company's behalf consulted with Terry L Johnson, CPA regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion  that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation  SK.

On April 9, 2015, Terry L. Johnson, CPA notified the Company that he would be unable to complete the audit for the year ended December 31, 2014.  Terry L Johnson, CPA resigned at this time.

On April 27, 2015, the Board of Directors of the Company ratified and approved the appointment of John Scrudato, CPA as the Company’s independent registered public accounting firm for the fiscal year  ending December 31, 2014 and its engagement agreement dated April 21, 2015 John Scrudato, CPA is located at 7 Valley View Drive Califon, NJ 07830.

During the Company's previous fiscal years ended December 31, 2004 through 2014 and  through  May 15, 2015, neither the Company nor anyone on the Company's behalf consulted with John Scrudato, CPA regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion  that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation  SK.

ITEM 9A. CONTROLS AND  PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a15(e) and 15d15(e) under the Exchange Act) as of December 31, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2015.

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

Our management is responsible for establishing and maintaining adequate internal control over financial  reporting, as such term is defined in Rules 13a15(f) and 15d15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of December 31, 2014, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

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

None.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE  GOVERNANCE

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Age	With Company Since	Director/Position
Glenn Laken	61	April 7, 2014	CEO, CFO and Chairman of the Board of Directors
David J. Kovacs	31	January 14, 2014	Director

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

Board Committees

We do not have a standing nominating, compensation or audit committee. Rather, our full board  of directors  performs the functions of these committees. Also, we do not have an “audit committee financial expert” on our board of directors as that term is defined by Item 401(d)(5)(ii) of Regulation SK. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such   committees.

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

Code of Ethics

Our Board of Directors adopted a code of ethics, which was filed as Exhibit 14.1 to the annual report on Form 10KSB filed on February 20, 2008, and which is incorporated by reference herein. The Code of Ethics applies to all of our directors, officers  and  employees, including  our principal  executive  officer, principal  financial  officer and  principal  accounting officer.

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

ITEM  11. EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and noncash compensation  paid  by  the Company  to  its CEO and CFO and the CEO of XA during the fiscal years ended December 31, 2014 and   2012.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Glenn Laken (1)	2014	$95,000	$-	$-	$-	$95,000
CEO, CFO and Chairman	2013	$-	$-	$-	$-	$-

Joseph Wagoner (2)	2014	$-	$-	$-	$-	$-
	2013	$225,000	$-	$-	$-	$225,000

David Kovacs (2)	2014	$-	$-	$-	$-	$-
Director	2013	$-	$-	$-	$-	$-

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

Outstanding Equity Awards at Fiscal Year End

There were no un exercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2015.

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

Name and Address of Beneficial Owner(1)	Title of Class	Amount		Percent of Class(2)

Directors and named Executive Officers

Glenn Laken	Common Stock	40,000,000	(4)	12.10%

David J. Kovacs	Common Stock	0		0%

All Directors and executive officers as a group	Common Stock	0		0%

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

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2015 and 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2015	FISCAL YEAR 2014

(i), (ii) Audit Related Fees:

Scrudato & Co., PA	$20,000	$20,000

(iii) Tax Fees	$-

(iv) All Other Fees	$-	$-

TOTAL FEES	$20,000	$20,000

The Company’s board of directors, acting as our audit committee pre-approved each engagement of our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report: Financial Statements

The financial statements of CMG Holdings Group, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Incorporate by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date
2.1	Agreement and Plan of Reorganization dated May 27, 2008 between CMG Holding, Inc. and Creative Management Group, Inc.	8-K	May 5, 2008
3.1	Certificate of Incorporation of Pebble Beach Enterprises, Inc. dated July 26, 2004	10-KSB	February 1, 2006
3.2	Amendment to Certificate of Incorporation of CMG Holding, Inc., dated February 20, 2008	8-K	February 1, 2006
3.3	Bylaws of CMG Holdings, Inc.	8-K	February 1, 2006
3.4	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock dated March 31, 2011	8-K	April 6, 2011
3.6	Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock dated March 31, 2011	8-K	April 12, 2011
4.1	Form of Convertible Promissory Notes issued to Continental Equities, LLC on September 7, 2012	10-K	June 8, 2015
4.2	Form of Convertible Promissory Notes issued to Asher Enterprises, Inc. on May 20, 2013	10-K	June 8, 2015
10.1	Stock Purchase Agreement AudioEye date March 31, 2010.	10-K	April 15, 2010
10.2	AudioEye Spinoff Master Agreement dated June 22, 2011	8-K	June 24, 2011
10.3	Revised AudioEye Spinoff Master Agreement dated April 5, 2012	8-K	April 27, 2012
10.4	Royalty Agreement, dated June 22, 2011, by and between the Company and AudioEye	10-K	June 8, 2015
10.5	Services Agreement, dated June 22, 2011, by and between the Company and AudioEye	10-K	June 8, 2015
10.6	Call Option Agreement, dated August 1, 2013, between the Company and AudioEye	10-K	June 8, 2015
10.7	Call Option Agreement Second Extension, dated September 14, 2013, between the Company and AudioEye	10-K	June 8, 2015
10.8	Call Option Agreement Third Extension, dated November 7, 2013, between the Company and AudioEye	10-K	June 8, 2015
10.9	Call Option Agreement Second Extension, dated December 16, 2013, between the Company and AudioEye	10-K	June 8, 2015
10.10	Modification to Separation Agreement and Release, dated June 26, 2013, between the Company and Alan Morell	10-K	June 8, 2015
10.11	Settlement Agreement, dated August 3, 2013, among the Company, James Ennis, Scott Baily, Martin Boyle, Hudson Capital Advisors and Michael Vandetty	10-K	June 8, 2015
10.12	Termination Agreement and Release, dated August 3, 2013, among the Company, Continental Investments Group, Inc. and Connied, Inc.	10-K	June 8, 2015
10.13	Form Resignation and Compensation Agreement, dated February 5, 2014, between the Company and Barry Kernan, Ian Thompson and Declan Keegan	10-K	June 8, 2015
10.14	Form Indemnification Agreement, dated February 5, 2014, between the Company and Barry Kernan, Ian Thompson and Declan Keegan	10-K	June 8, 2015
14.1	Code of Ethics	10-KSB	February 20, 2008
21.1	Subsidiaries of Registrant *
31.1	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to Section 302 *
31.2	CMG Holdings Group, Inc. Certification of Chief Financial Officer pursuant to Section 302 *
32.1	CMG Holdings Group, Inc. Certification of CEO and CFO Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
101**	Interactive Data Files for CMG Holdings Group, Inc. 10K for the Year Ended December 31, 2013
101 INS**	XBRL Instance Document
101 SCH**	XBRL Taxonomy Extension Schema Document
101 CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101LAB**	XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

** Users of this data are advised pursuant to Rule 406T of Regulation SX that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these  sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly  authorized.

CMG HOLDINGS GROUP, INC.
(Registrant)

November 1, 2016	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CMG HOLDINGS GROUP, INC.
(Registrant)

November 1, 2016	By: /s/ Glenn Laken
Glenn Laken, Chairman

CMG HOLDINGS GROUP, INC.
(Registrant)

November 1, 2016	By: /s/ David J. Kovacs
David J. Kovacs, Director

CMG HOLDINGS GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

CONTENTS

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F4

Consolidated Statements of Operations	F5

Consolidated Statements of Stockholders’ Deficit	F6

Consolidated Statements of Cash Flows	F7

Notes to the Consolidated Financial Statements	F-8

    Scrudato & Co., PA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CMG Holdings Group, Inc.

We have audited the accompanying balance sheet of CMG Holdings Group, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMG Holdings Group, Inc. at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that CMG Holdings Group, Inc. will continue as a going concern. As more fully described in Note 12, the Company had an accumulated deficit at December 31, 2015 and 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 12. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Scrudato & Co., PA
Califon, New Jersey
October 31, 2016

7 Valley View Drive Califon, New Jersey 07830 (908)534-0008
Registered Public Company Accounting Oversight Board Firm

CMG Holdings Group, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$230,138	$27,886
Prepaid expenses and other current assets	8,400	8,400
Total Current Assets	238,538	36,286

Property and equipment, net	28,478	32,192

Goodwill	54,500	54,500

Other noncurrent assets	-	-
TOTAL ASSETS	$321,516	$122,978

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$676,671	$676,671
Deferred compensation	220,000	40,000
Accrued liabilities	145,408	129,422
Loan from shareholders	96,100	-
Loan outside party	125,000	-
Note payable	150,000	-
Convertible notes - carrying value	-	74,679
Derivative liabilities	-	400,892
Total Current Liabilities	1,413,179	1,321,664

TOTAL LIABILITIES	1,413,179	1,321,664

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock:
Series A Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; no shares issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Series B Convertible Preferred Stock; 5,000,000 shares authorized; par value $0.001 per share; 0 and 0 shares issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Common Stock:
450,000,000 shares authorized, par value $.001 per share; 449,329,190 and 289,329,190 shares issued and outstanding as of December 31, 2015 and December 31, 2014	449,329	289,329
Additional paid in capital	14,688,042	14,740,042
Treasury Stock, 37,174 and 37,174 shares held, respectively, at cost of -0-, as of December 31, 2015 and December 31, 2014.	-	-
Accumulated deficit	(16,229,034)	(16,228,057)

TOTAL STOCKHOLDERS' DEFICIT	(1,091,663)	(1,198,686)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$321,516	$122,978

The accompanying notes are an inmtegral part of these finiancial statmenets

CMG HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2014
Revenues	$1,073,577	$7,811,423

Operating Expenses:
Cost of revenues	352,531	6,493,002

General and administrative expenses	752,139	2,908,815
Total Operating Expenses	1,104,670	9,401,817
Operating Loss	(31,093)	(1,590,394)

Other Income (Expense):
Gain (loss) on derivative liability	-	(41,884)
Amortization of debt discount	61,250	-
Change in derivative liability	(15,607)
Realized gain on marketable securities	-	496,902
Other income	-	8,513
Derivative interest	(15,527)	(103,566)
Interest expense	-	(26,727)
Other expense	-	(11,027)
Total Other Income (Expense)	30,116	322,211
Income (loss) from continuing operations	(977)	(1,268,183)

Net Income	$(977)	$(1,268,183)

Basic income (loss) per common share for continuing operations	$-	$-
Basic income per common share for discontinued operations	$-	$-
Total basic income per common share	$-	$-
Diluted loss per share for continued operations	$-	$-
Diluted income (loss) per common share for discontinued operations	$-	$-
Total diluted income per common share	$-	$-

Basic weighted average common shares outstanding	449,329,190	289,674,514
Diluted weighted average common shares outstanding	449,329,190	290,668,814

The accompanying notes are an integral part of these consolidated financial statements.

CMG Holdings Group, Inc.
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Treasury Stock		Common Stock		Additional	Accumulated	Total
							Paid		Shareholders'
	Shares	Par	Shares	Cost	Shares	Par	in Capital	Deficit	Deficit

Balance, December 31, 2013	-	$-	37,174	$-	283,657,190	$283,657	$14,529,751	$(14,959,874)	$(146,466)
Shares issued for cash					1,500,000	1,500	13,500		15,000
Shares issued pursuant to acquisition of subsidiary					5,000,000	5,000	82,500		87,500
Shares issued pursuant to a consulting agreement					522,000	522	8,091		8,613
Shares issued to former directors					6,000,000	6,000	106,200		112,200
Shares canceled pursant to settlement agreement					(7,350,000)	(7,350)			(7,350)
Net income								(1,268,183)	(1,268,183)
Balance, December 31, 2014	-	-	37,174	-	289,329,190	289,329	14,740,042	(16,228,057)	(1,198,686)
Shares issued on conversion of debt					160,000,000	160,000	(52,000)		108,000
Net income								(977)	(977)
Balance, December 31, 2015	-	-	37,174	-	449,329,190	$449,329	$14,688,042	$(16,229,034)	$(1,091,663)

The accompanying notes are an integral part of these consolidated financial statements.

CMG Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$(977)	$(1,268,183)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Amortization of debt discount	(61,250)	74,679
Depreciation	-	4,950
Shares issued for services	-	8,613
Shares for previous directors	-	112,500
Shares cancelled	-	7,152
(Gain) loss on derivatives	15,607	41,884
Realized gain on trading securities	-	(496,902)
Changes in:
Accounts receivable	-	287,094
Prepaid expense and other current assets	-	-
Deferred income	-	(13,370)
Accrued liabilities	4,106	(464,288)
Accounts payable	-	48,976
Deferred compenastion	180,000	(446,875)
Accounts payable, related party	-	-
Other noncurrent assets	-	60,078
Net cash provided by (used in) operating activities	137,486	(2,043,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of trading securities	-	1,260,990
Proceeds from notes payable	150,000
Payments of convertible notes	(306,334)
Proceeds from shareholder loans	96,100
Proceeds from loan from third party	125,000
	-	-
Net cash provided by (used in) investing activities	64,766	1,260,990

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	-	319,000
Proceeds from sales of common stock	-	15,000
Net cash (used in) provided by financing activities	-	334,000
Net increase in cash	202,252	(448,702)
Cash, beginning of period	27,886	476,588
Cash, end of period	$230,138	$27,886

Supplemental cash flow information:
Interest paid	$-	$87,273
Non-cash investing and financing activity:
Discount on shares issued with notes payable	$-	$98,097

The accompanying notes are an integral part of these consolidated financial statements.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
December 31, 2015

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

Sales and Accounts Receivable - For year ended December 31, 2015, one customer accounts for 0%, 93% and 72% of the Company’s total revenues, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from event management services, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis and do not bear interest, although a finance charge may be applied to amounts outstanding more than thirty days. Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.  There were no allowances for doubtful accounts as of December 31, 2015 and 2014.

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
December 31, 2015

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is generally between three and five years. Depreciation expense was $0 and $0 for the years ended December 31, 2015 and 2014, respectively.

Intangible Assets

Intangible assets are stated at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the respective asset, which is three years. Amortization expense was $0 and $0 for the years ended December 31, 2015 and 2014, respectively.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
December 31, 2015

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2015 and 2014:

December 31, 2015	Level 1	Level 2	Level 3	Total
Marketable trading securities	$-	$-	$-	$-
Derivative Liabilities	$-	$-	$-	$-

December 31, 2014	Level 1	Level 2	Level 3	Total
Marketable trading securities	$-	$-	$-	$-
Derivative Liabilities	$-	$-	$400,892	$400,892

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

Details of the Company's marketable trading securities as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Aggregate fair value	$-	$-
Gross unrealized holding gains (losses)	-	-

Proceeds from sales ($1,423,491 stocks plus $85,000 options)	$-	$-
Gross realized gains (stocks and options)	-	-
Gross realized losses	-	-
Other than temporary impairment	-	-

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 2 - EQUITY

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

In the quarter ended June 30, 2015, the Company issued 160,000,000 shares of common stock for the conversion of debt.

Common Stock Warrants

On April 7, 2014, we issued to our newly appointed CEO and Chairman of the Board of Directors, as compensation, a warrant to purchase a total of 40,000,000 shares of Common Stock at the exercise price of $0.0155 with a term of 5 years.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

A summary of warrant activity for the years ended December 31, 2015 and 2014 is as follows:

	Outstanding and Exercisable	Weighted average Exercise Price

December 31, 2012	1,798,000		$0.28
Granted	40,000,000		0.016
Exercised
Expired	(1,148,000)		—
December 31, 2013	40,650,000		$0.02
Granted		$
Exercised
Expired
December 31, 2014	40,650,000		$0.02

As of December 31, 2015, the warrants have a weighted average remaining life of 4.43 years with $0 aggregate intrinsic value.

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

In the quarter ended June 30, 2015 the note was converted to 160,000,000 shares of common stock.

 CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 4 - DERIVATIVE LIABILITIES

The Company has a convertible instrument outstanding more fully described in Note 3.   In accordance with ASC 815-15 “Derivatives and Hedging”, the convertible share-settleable instruments are classified as liabilities.

Embedded Derivative Liabilities in Convertible Notes

During the years ended December 31, 2015 and 2014, the Company recognized new derivative liabilities of $0 and $81,627, respectively, as a result of new convertible debt issuances.  The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $0 and $31,627 for the years ended December 31, 2015 and 2014, respectively.  As a result of conversions of notes payable, the Company reclassified $108,000 and $0 from equity and $0 and $0 of derivative liabilities to equity during the years ended December 31, 2015 and 2014, respectively.  The Company recognized a gain of $0 and a gain of $0 on derivatives due to change in fair value of the liability during the years ended December 31, 2015 and 2014, respectively. The fair value of the Company’s embedded derivative liabilities was $0 and $81,627 at December 31, 2015 and 2014, respectively.

Warrants

During 2011, 774,000 A Warrants and 774,000 B warrants were issued to individuals. The Company determined that the instruments embedded in the warrants should be classified as liabilities.  During March 31, 2010, 250,000 shares of warrants issued to AudioEye at an exercise price of $0.07 per share and a term of 5 years.

Under ASC 815-15, the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of all outstanding warrants as of December 31, 2014 and December 31, 2013 was $11,121 and $84,822, respectively.  The Company recognized an expense of $381 and a gain $10,196 related to the warrants for the year ended December 31, 2014 and 2013, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2012	$145,970
ASC 815-15 additions	98.097
Change in fair value	(210,180)
ASC 815-15 deletions	(22,270)
Balance at December 31, 2013	11,121
ASC 815-15 additions	86,640
Change in fair value	(1,818)
ASC 815-15 deletions	(11,121)
Balance at December 31, 2014	84,822
ASC 815-15 additions	-
Change in fair value	(15,607)
ASC 815-15 deletions	(69,215)
Balance at December 31, 2015	$-

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 7 - SEGMENTS

The Company splits its business activities during the year ended December 31, 2015 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the nine months ended September 30, 2014.

	XA	Good Gaming	CMG Holdings Group	Totals

Revenue	$1,073,577	$—	$—	$1,073,577

Operating expenses	894,670	30,000	180,000	1,104,670

Operating Income (Loss)	178,907	(30,000)	(180,000)	(31,093)

Other Income (Expense)			30,116	30,116

Net Income (Loss)	$178,907	$(30,000)	$(149,884)	$(977)

NOTE 8 – RESIGNATION OF OFFICERS AND MEMBERS OF THE BOARD.

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

On September 17, 2014, Jeffrey Devlin resigned as Chief Financial Officer and Director of the Company.

CMG HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 9  - RELATED PARTY TRANSACTIONS

The Company issued to three former directors 2,000,000 shares of the Company’s common stock. The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has a term of 5 years. The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company has not made all of these payments and has recorded “Accrued Compensation” of $220,000 at December 31, 2015. Due to these same economic effects the Company is currently using office space provided by the Company CEO’s daughter on a rent free basis and she is also employed as an outside consultant on a part time basis.

During the year ended December 31, 2015 the Company borrowed $96,100 from a Company shareholder.  This amount is due on demand and has an interest rate of 5%.  The Company also borrowed $125,000 from a relative of the Company CEO.  This amount is due on demand and has an interest rate of 5%.

NOTE 10 - SUBSEQUENT EVENTS

In November 2015 the Company entered into an agreement to sell Good Gaming.  The sale closed in February of 2016.

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