Form 10-K/A
period 2015-12-31
CMG HOLDINGS GROUP, INC.
filed 2016-11-02
CIK 1346655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

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

As of November 1, 2016 the aggregate market value of the Registrant’s voting and non voting common stock held by non affiliates of the registrant as of the end of the second quarter of the last fiscal year was approximately: $4,495,000 at $0.01 price per share, based on the closing price on the OTCQB. As of November 1, 2016, there were 449,329,1 90 shares of common stock of the  registrant issued and  outstanding.

Documents Incorporated by Reference:  None

EXPLANATION NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A of CMG Holdings, Inc. (the "Company") for the year ended December 31, 2015 is being filed to properly report the number of shares outstanding as of December 31, 2015 and on November 1, 2016 which is 449,329,190 shares of common stock, the same as reported in the audited financial statement on the front cover and on page 19, Item 12  and to reflect the correct number of shares owned by Glenn Laken, CEO and Chairman of the Company on page 19, Item 12.

This Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company's other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Item 12, the signture page and the certifications required to file as exhibits to this Amendment No. 1.

Except as described above, no other part of the Form 10-K are being amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of November 1, 2016 , and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed  possesses sole  voting  and  investment  power with respect to the shares shown.

Name and Address of Beneficial Owner(1)	Title of Class	Amount		Percent of Class(2)

Directors and named Executive Officers

Glenn Laken	Common Stock	49,156,925	(4)	10.05%

David J. Kovacs	Common Stock	0		0%

All Directors and executive officers as a group	Common Stock	49,156,925		10.05%

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

(3)	Based on 449,329,190 shares of the Company’s common stock outstanding on November 1, 2016 .

(4)	Such shares include the options and warrants to purchase a total of 40,000,000 shares of common Stock owned by Mr. Glenn Laken.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly  authorized.

CMG HOLDINGS GROUP, INC.
(Registrant)

November 2, 2016	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CMG HOLDINGS GROUP, INC.
(Registrant)

November 2, 2016	By: /s/ Glenn Laken
Glenn Laken, Chairman

CMG HOLDINGS GROUP, INC.
(Registrant)

November 2 , 2016	By: /s/ David J. Kovacs
David J. Kovacs, Director