Form 10-Q
period 2020-03-31
CMG HOLDINGS GROUP, INC.
filed 2020-05-15
CIK 1346655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

Commission file number 000-51770

CMG HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0733770
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2130 North Lincoln Park West 8N Chicago, IL	60614
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 15, 2020, there were 440,350,000 shares of common stock of the registrant issued and outstanding.

	CMG HOLDINGS GROUP, INC. FORM 10-Q TABLE OF CONTENTS
Item #	Description	Page Numbers
	PART I FINANCIAL INFORMATION
ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS	18
ITEM 4	CONTROLS AND PROCEDURES	18

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	19
ITEM 1A	RISK FACTORS	20
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4	MINE SAFETY DISCLOSURES	20
ITEM 5	OTHER INFORMATION	20
ITEM 6	EXHIBITS	20

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 2020 AND 2019

CONTENTS

Consolidated Balance Sheets as of March 31, 2020 (Unaudited and December 31, 2019 (Audited)	4
Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (Unaudited)	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

CMG Holdings Group, Inc.
Consolidated Balance Sheet
Unaudited
	March 31,	December 31,
ASSETS	2020	2019
CURRENT ASSETS
Cash	$544,569	$781,752
Accounts receivable	998	40,513
Loan receivable	77,500	67,500

Total current assets	623,067	889,765

Property and equipment	12,697	13,625

Total Assets	$635,764	$903,390

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,500	$74,500
Deferred compensation	564,876	656,526
Loan payable	12,750	19,437
Loan from outside party	90,000	90,000
Note payable	137,500	150,000

Total current liabilities	815,626	990,463

TOTAL LIABILITIES	815,626	990,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
440,350,000 shares issued and outstanding
as of March 31, 2019 and 449,506,008 as of December 31, 2019	440,350	449,506
Additional paid in capital	14,639,770	14,687,865
Treasury stock	—	(39,000)
Accumulated deficit	(15,259,982)	(15,185,444)

TOTAL STOCKHOLDERS DEFICIT	(179,862)	(87,073)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$635,764	$903,390

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited
	For the three	For the three
	months ended	months ended
	March 31, 2020	March 31, 2019

Revenues	$—	$716,892

Operating expenses
Cost of revenues	—	352,178
Interest expense	1,625	—
General and administrative expenses	208,413	159,331
Total operating expenses	210,038	511,509

Net income from operations	(210,038)	205,383

Other income (expemse)
Settlement Hudson Gray	148,000
Settlement of loan payable	(12,500)	—
Write-off of accounts payable	—	360,000
Total other income (expense)	135,500	360,000
	.
Net income	$(74,538)	$565,383

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	440,350,000	449,506,008

Income (Loss) per Common Share - Basic and Diluted	$—	$0.0013

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
					Additional			Total
	Number of		Number of		Paid In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2019	—	$—	449,506,008	$449,506	$14,687,865	$(39,000)	$(15,185,444)	$(87,073)

Purchase Treasury Stock						(18,251)		(18,251)

Retire treasury stock			(9,156,008)	(9,156)	(48,095)	57,251		—

Net Income(Loss) for the year	—	—	—	—	—	—	(74,538)	(74,538)

Balance March 31, 2020	—	—	440,350,000	$440,350	$14,639,770	$—	$(15,259,982)	$(179,862)

	Preferred Stock		Common Stock
					Additional			Total
	Number of		Number of		Paid In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2018	—	—	449,506,008	449,506	14,687,865	—	(16,577,626)	(1,440,255)

Net Income(Loss) for the year	—	—	—	—	—	—	565,383	565,383

Balance Marc h 31, 2019, 2019	—	$—	449,506,008	$449,506	$14,687,865	$—	$(16,012,243)	$(874,872)

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows

	For the three	For the three
	months ended	months ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(74,538)	$626,603
Adjustments to reconcile net income to cash used in operating activities
Depreciation	929	929
Deferred compensation	(91,651)	(36,475)
Accounts receivable	39,515
Accounts payable	(64,000)	(360,000)

Net cash provided by operations	(189,745)	231,057

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to Pristec	(10,000)	—
Net cash provided by investing activities	(10,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase treasury stock	(18,251)	—
Payment of loan payable	(12,500)
Payment of loan payable	(6,687)	—
Net cash provided by financing activities	(37,438)	—

Net increase in cash	(237,183)	231,057
Cash, beginning of period	781,752	162,931
Cash, end of period	$544,569	$393,988

The accompanying notes are an integral part of these financial statements.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

1.            Nature of Operations and Continuance of Business

Creative Management Group, Inc. was formed in Delaware on August 13, 2002 as a limited liability company named Creative Management Group, LLC. On August 7, 2007, this entity converted to a corporation. The Company is a sports, entertainment, marketing and management company providing event management implementation, sponsorships, licensing and broadcast, production and syndication.

On February 20, 2008, Creative Management Group, Inc. formed CMG Acquisitions, Inc., a Delaware company, for the purpose of acquiring companies and expansion strategies. On February 20, 2008, Creative Management Group, Inc. acquired 92.6% of Pebble Beach Enterprises, Inc. (a publicly traded company) and changed the name to CMG Holdings Group, Inc. (“the Company”). The purpose of the acquisition was to effect a reverse merger with Pebble Beach Enterprises, Inc. at a later date. On May 27, 2008, Pebble Beach entered into an Agreement and Plan of Reorganization with its controlling shareholder, Creative Management Group, Inc., a privately held Delaware corporation. Upon closing the eighty shareholders of Creative Management Group delivered all their equity interests in Creative Management Group to Pebble Beach in exchange for shares of common stock in Pebble Beach owned by Creative Management Group, as a result of which Creative Management Group became a wholly owned subsidiary of Pebble Beach. The shareholders of Creative Management Group received one share of Pebble Beach’s common stock previously owned by Creative Management Group for each issued and outstanding common share owned of Creative Management Group. As a result, the 22,135,148 shares of Pebble Beach that were issued and previously owned by Creative Management Group, are now owned directly by its shareholders. The 22,135,148 shares of Creative Management Group previously owned by its shareholders are now owned by Pebble Beach, thereby making Creative Management Group a wholly owned subsidiary of Pebble Beach. Pebble Beach did not issue any new shares as part of the Reorganization. The transaction was accounted for as a reverse merger and recapitalization whereby Creative Management Group is the accounting acquirer. Pebble Beach was renamed CMG Holdings Group, Inc.

On April 1, 2009, the Company, through a newly formed subsidiary CMGO Capital, Inc., a Nevada corporation, completed the acquisition of XA, The Experiential Agency, Inc. On March 31, 2010, the Company and AudioEye, Inc. (“AudioEye”) completed a Stock Purchase Agreement under which the Company acquired all the capital stock of AudioEye. On June 22, 2011 the Company entered into a Master Agreement subject to shareholder approval and closing conditions with AudioEye Acquisition Corp., a Nevada corporation where the shareholders of AudioEye Acquisition Corp. exchanged 100% of the stock in AudioEye Acquisition Corp for 80% of the capital stock of AudioEye. The Company retained 15% of AudioEye subject to transfer restrictions in accordance with the Master Agreement; in October 2012, the Company distributed to its shareholders, in a dividend, 5% of the capital stock of AudioEye in accordance with provisions of the Master Agreement.

On March 28, 2014, CMG Holdings Group, Inc. (the “Company” or “CMG”), completed its acquisition of 100% of the shares of Good Gaming, Inc. (“GGI”) by entering into a Share Exchange Agreement (the “SEA”) with BMB Financial, Inc. and Jackie Beckford, shareholders of GGI. The sole owner of BMB Financial, Inc. is also the sole owner of Infinite Alpha, Inc. which provides consulting services to CMG. Pursuant to the SEA, the Company received 100% of the shares of GGI in exchange for 5,000,000 shares of the Company’s common stock, $33,000 in equipment and consultant compensation and a commitment to pay $200,000 in development costs.

On February 18, 2016, the Company sold the assets of Good Gaming, Inc. to HDS International Corp. and thereafter, HDS changed their name to Good Gaming, Inc, from CMG Holdings Group, Inc. (OTCQB: GMER) (“Good Gaming”). The Company received in exchange 100,000,000 Class B Preferred Shares in Good Gaming which are convertible into shares of common stock at a rate of 200 common shares for each Class B Preferred Shares. Good Gaming, Inc. did a 1,000 to 1 reverse split, thus the 100,000,000 Class B Preferred Shares were converted to 100,000 Class B Preferred Shares. The Company has sold a portion of these Good Gaming shares to date in the market and currently owns the equivalent of 14,076,200 common shares in the form of preferred stock and common stock.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

1         Nature of Operations and Continuance of Business (continued)

The Company’s operating subsidiary is XA - The Experiential Agency, Inc. - which is a sports, entertainment, marketing and management company providing event management implementation, sponsorships, licensing and broadcast, production and syndication. Its President is Alexis Laken, the daughter of the Company’s president.

2.       Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") and are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ship Ahoy LLC. All intercompany transactions have been eliminated. The Company's fiscal year-end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and li abilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of its long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2020 and December 31, 20 19, the Company had no cash equivalents.

d)	Basic and Diluted Net Loss Per Share

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

2         Summary of Significant Accounting Policies (continued)

e)	Financial Instruments

ASC 820, '" Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identic al assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on "Level I" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)	Property and Equipment

Property and equipment are comprised of a vehicle and is amortized on a straight-line basis over an expected useful life of three years. Maintenance and repairs are charged to expense as incurred. The land is not depreciated.

g)	Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

2.       Summary of Significant Accounting Policies (Continued)

h)	Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised services in the contract; (ii) determination of whether the promised services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

The Company generates revenues through event management implementation, sponsorships, licensing and broadcast, production and syndication.

i)	Cost of Services

Cost of services Consist of marketing and management expenses. The marketing expenses are for the marketing of an event prior to the event taking place.

j)	General and Administrative Expense

General and administrative expense are the overhead expense to maintain the Company.

k)	Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

2	Summary of Significant Accounting Policies (Continued)

l)	Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

FASB ASU 2017-01, Clarifying the Definition of a Business (Topic 805) – In January 2017, the FASB issued 2017-01. The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years. Adoption of this ASU did not have a significant impact on the Company’s consolidated results of operations, cash flows and financial position.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. The Company is evaluating the impact of this amendment on its consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3 Accounts Receivable

Accounts receivable consist of invoices for events that occurred prior to year end that the payments were received in the following year. The Balance of accounts receivable at March 31, 2020 and December 31, 2019 were $998 and $40,513, respectively.

4 Loan Receivable

On November 15, 2019 the company entered into an agreement to a line of credit (LOC) with Pristec America Inc. (Pristec). The LOC was for $75,000. In January of 2020 the LOC was increased to $100,000. As of March 31, 2020, the Company had loaned to Pristec $77,500 at an interest rate of 12%, the loan matures in twelve (12) months. Pristec is a late stage technology company that has 108 worldwide patents for the cold cracking of crude oil and other oil products. The Company has been granted the right to convert this loan into 100 shares of stock at price of $1000. At the discretion of the Company, the Company has the option of entering into a revenue sharing agreement with Pristec.

5 Accounts Payable

Accounts payable consist of expenses incurred during the year that had not yet been paid. The balance of accounts payable at March 31, 2020 is $10,500. The balance of accounts payable at December 31, 2019 is $74,500.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

6       Equity

a.	Common Stock

During the periods ended March 31, 2020 and December 31, 2019, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended Mar h 31, 2020 and December 31, 2019, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years.

7	Treasury Stock

During the year ended December 31, 2019 the Company bought back 6,258,992 shares of its common stock for $39,000. During the period ended March 31, 2020 the Company bought back an additional 2,897,016 shares of its common stock for $18,251. This treasury stock was retired during the period end March 31, 2020.

8 Notes Payable

During the periods ended March 31, 2020 and December 31, 2019, the Company had the following notes payable

Notes Payable	Balance December 31, 2019	Balance March 31, 2020
Kabbage	$19,437	$12,750
Notes Payable Irish Pension Fund	$150,000	$137,500

.

In September of 2018 the Company took out a line of credit with Kabbage for $75,000. In the fourth quarter of 2018 the company took draws against the line of $72,300. During that period the Company made principal payments of $804, leaving a principal balance of $71,496 at December 31, 2018. During the year ended December 31, 2019 the company took an additional draw of $25,000. During the year ended December 31, 2019 the Company made principal payments of $77,059, leaving a balance of $19,437. During the period ended March 31, 2020 the Company made principal payments of $8,312, leaving a balance of $11,125. Interest expense was $1,625 and $15,380 for the periods ended March 31, 2020 and 2019, respectively. The interest rate on this loan is 10%.

In 2015 the Company borrowed $150,000 from the two Irish individuals pension funds. $90,000 was borrows from one individual pension account and $60,000 was borrowed from the other. Repayment terms were to be negotiated after the settlement of the Hudson Gray lawsuit. The lawsuit settled in January of 2019 and negotiations began. No payment terms were settled upon and were still being negotiated as of December 31, 2019. In January of 2020 settlement was reached with the lender of the $90,000. The settlement terms were for repayment of $180,000 over a period of eighteen months quarterly, payment began in January of 2020 with the payment of $25,000. The settlement amount was split between payment of principal and settlement expense, $12,500 to reduce principal and $12,500 to expense. Settlement has not yet been reached on the repayment of the $60,000 to the other party. The balance of these loans was $137,500 at March 31, 2020.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

9 Legal Proceedings

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In October 2014, Ronald Burkhard, XA’s former Executive Chairman and former member of the Company's Board of Directors filed a lawsuit in the Supreme Court of the State of New York, County of New York, alleging breach of his employment contract and seeking approximately $695,000 in damages. This lawsuit, where a judgement was entered against the Company for approximately $775,000, was settled with Burkhard for $105,000. In November and December of 2018, the Company paid Burkhard the amount due from this settlement.

On September 25, 2019 the Company filed suit against Eaton & Van Winkle (EVW), Lawrence Allen Steckman (Steckman) and Paul Lieberman (Lieberman). In December 2019 the defendants settled for a payment of $450,000. On December 13, 2019 the Company received $378,500, which was the amount of proceeds net of attorney’s fee of $71,500.

In 2014 the Company filed a lawsuit against Hudson Gray et al. On January 14, 2019 the parties entered into arbitration. The parties reached agreement whereby the Company would be paid $2,750,000. The payments are scheduled as follows:

	Amount		Attorney's
	Due	Paid	Fees
Payment upon execution of the agreement	$400,000	$214,548	$185,452
On or before February 8, 2019	$100,000	$53,650	$46,350
On or before June 30, 2019	$200,000	$148,000	$52,000
On or before September 30, 2019	$200,000	$148,000	$52,000
On or before December 31, 2019	$200,000	$146,496	$53,504
On or before March 31, 2020	$200,000	$148,000	$52,000
On or before June 30, 2020	$200,000
On or before September 30, 2020	$250,000
On or before December 31, 2020	$250,000
On or before March 31, 2020	$250,000
On or before June 30, 2020	$250,000
On or before September 30, 2020	$250,000
	$2,750,000	$858,694	$441,306

,

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

10	Income Taxes

The Company has a net operating loss carried forward of $15,247,482 available to offset taxable income in future years which commence expiring in 2028. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2019 and 2018). As of March 31, 2020 and December 31, 2019, the Company had no uncertain tax positions.

	March 31, 2020	December 31, 2019
Income tax recovery at Statutory rate	$(15,653)	$319,318
Permanent differences and other	—	—
Valuation allowance change	15,653	(319,318)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Net operating loss carried forward	$15,259,982	$15,185,444
Valuation allowance	$(15,259,982)	$(15,185,444)
Net deferred income tax asset	$—	$—

11	Segments

The Company splits its business activities during the period ended March 31, 2020 into two reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended March 31, 2020.

		CMG Holding
	XA	Group	Total
Revenues	—	—	—

Operating expenses	92,217	117,821	210,038

Operating income (loss)	(92,217)	(117,821)	(210,038)

Other income (expenses)	—	135,500	135,500

Net income(loss)	(92,217)	17,679	(74,538)

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

12                 Related Party Transactions

During the year ended December 31, 2015 the Company borrowed $96,100 from a Company shareholder.  This amount is due on demand and has an interest rate of 0%.  The Company also borrowed $125,000 from a relative of the Company CEO.  This amount is due on demand and has an interest rate of 0%. During the year ended December 31, 2019 the Company paid off the $96,100 and $35,000 toward the $125,000 loans, leaving a balance of $90,000. No payments were made during the period ended March 31, 2020.

The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has an original term of 5 years. On December 15, 2017 the purchase price was changed to $.0035 and the term was extended 5 years. The warrants were vested 100% on April 7, 2014 when issued.

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. The Company made payments of $103,474 in excess of the current $180,000 salary for year ended December 31, 2019. The Company made payments of $71,651 in excess of the current $45,000 salary for period ended March 31, 2019.

The Company paid $31,250 and $22,500 for the periods ended March 31, 2020 and 2019, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

13            Subsequent Events

On April 9, 2020 the Settlement agreement with the Irish pension holder of the $90,000 loan was officially singed.

Per management review, no other material subsequent events have occurred.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2020

Gross revenues decreased from $716,892 for the three months ended March 31, 2019 to $0 for the three months ended March 31, 2020. The decrease in revenues was mainly attributable to the worldwide pandemic that took place during the quarter. At least two major jobs that were scheduled for the first quarter were canceled due to the pandemic.

Cost of revenue decreased from $352,1782 for the three months ended March 31, 2019 to $0 for the three months ended March 31, 2020. The decrease in revenues was mainly attributable to the worldwide pandemic that took place during the quarter. At least two major jobs that were scheduled for the first quarter were canceled due to the pandemic.

Operating expenses decreased from $159,331 for the three months ended March 31, 2019 to $210,038 for the three months ended March 31, 20205. The increase in operating expenses is due to the increase in salaries for its full-time employees.

Net income increased from $565,383 for the three months ended March 31, 2019 to net loss of $74,538 for the three months ended March 31, 2020. The decrease in net income to net loss was mainly attributable to the worldwide pandemic that took place during the quarter. At least two major jobs that were scheduled for the first quarter were canceled due to the pandemic.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2020, the Company’s cash on hand was $544,569.

Cash used in operating activities for the three months ended March 31, 2020 was $189,745, as compared to cash provided by operating activities of $231,057 for the three months ended March 31, 2019. The decrease in revenues was mainly attributable to the worldwide pandemic that took place during the quarter. The large job that was scheduled was canceled.

Cash used in investing activities for the three months ended March 31, 2020 was $10,000 as compared cash provided by investing activities of $0 for the three months ended March 31, 2019. This was due to the Company loaning Pristec America an additional $10,000 during the quarter.

Cash used in financing activities for the three months ended March 31, 2020 was $37,438, as compared to $0 provided for the three months ended March 31, 2019.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2020.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of March 31, 2020, our management concluded that our internal controls over financial reporting were not effective as of March 31, 202001 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of March 31, 2020:

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting. As of March 31, 2020 no changes have occurred.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the period ended March 31, 2020, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In October 2014, Ronald Burkhard, XA’s former Executive Chairman and former member of the Company's Board of Directors filed a lawsuit in the Supreme Court of the State of New York, County of New York, alleging breach of his employment contract and seeking approximately $695,000 in damages. This lawsuit, where a judgement was entered against the Company for approximately $775,000, was settled with Burkhard for $105,000. In November and December of 2018, the Company paid Burkhard the amount due from this settlement.

On September 25, 2019 the Company filed suit against Eaton & Van Winkle (EVW), Lawrence Allen Steckman (Steckman) and Paul Lieberman (Lieberman). In December 2019 the defendants settled for a payment of $450,000. On December 13, 2019 the Company received $378,500, which was the amount of proceeds net of attorney’s fee of $71,500.

In 2014 the Company filed a lawsuit against Hudson Gray et al. On January 14, 2019 the parties entered into arbitration. The parties reached agreement whereby the Company would be paid $2,750,000. The payments are scheduled as follows:

	Amount		Attorney's
	Due	Paid	Fees
Payment upon execution of the agreement	$400,000	$214,548	$185,452
On or before February 8, 2019	$100,000	$53,650	$46,350
On or before June 30, 2019	$200,000	$148,000	$52,000
On or before September 30, 2019	$200,000	$148,000	$52,000
On or before December 31, 2019	$200,000	$146,496	$53,504
On or before March 31, 2020	$200,000	$148,000	$52,000
On or before June 30, 2020	$200,000
On or before September 30, 2020	$250,000
On or before December 31, 2020	$250,000
On or before March 31, 2020	$250,000
On or before June 30, 2020	$250,000
On or before September 30, 2020	$250,000
	$2,750,000	$858,694	$441,306

ITEM 1A – RISK FACTORS

The Company is a smaller reporting company and is therefore not required to provide this information.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 10 and form 8-K.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit		Filing
Number	Exhibit Description	Reference
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14.	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CMG HOLDINGS GROUP, INC.

Date: May 15, 2020	By:	/s/ Glenn Laken
Glenn Laken
Chief Executive Officer