Form 10-Q
period 2020-06-30
CMG HOLDINGS GROUP, INC.
filed 2020-08-14
CIK 1346655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of July 15, 2020, there were 440,350,000 shares of common stock of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED

June 30, 2020 AND 2019

 CONTENTS

Consolidated Balance Sheets as of June 30, 2020 (Unaudited and December 31, 2019 (Audited)	4
Consolidated Statements of Operations for the three months and six months ended June 30, 2020 and 2019 (Unaudited)	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

CMG Holdings Group, Inc.
Consolidated Balance Sheet
Unaudited
	June 30,	December 31,
ASSETS	2020	2019
CURRENT ASSETS
Cash	$453,979	$781,752
Accounts receivable	998	$40,513
Loan receivable Pristec	100,000	67,500
Loan receivable NVT	50,000

Total current assets	604,977	889,765

Property and equipment	11,768	13,625

Total Assets	$616,745	$903,390

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,500	$74,500
Deferred compensation	545,876	656,525
Paycheck protection loan payable	45,485	—
Loan from outside party	75,000	90,000
Loan payable	6,500	19,437
Note payable	131,250	150,000

Total current liabilities	814,611	990,462

TOTAL LIABILITIES	814,611	990,462

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
440,350,000 and 449,506,008 shares issued and outstanding
as of June 30, 2020 and December 31, 2019	440,350	449,506
Additional paid in capital	14,639,770	14,687,865
Treasury Stock	—	(39,000)
Accumulated deficit	(15,277,986)	(15,185,443)

TOTAL STOCKHOLDERS DEFICIT	(197,866)	(87,072)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$616,745	$903,390

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited
	For the three	For the six	For the three	For the six
	months ended	months ended	months ended	months ended
	June 30, 2020	June 30, 2020	June 30, 2019	June 30, 2019

Revenues	$9,609	$9,609	$1,064,842	$1,841,011

Operating expenses
Cost of revenues	8,644	8,644	648,806	968,163
Interest expense	750	2,375
General and administrative expenses	158,321	366,734	140,937	308,089
Total operating expenses	167,715	377,753	789,743	1,276,252

Net income from operations	(158,106)	(368,144)	275,099	564,759

Other income
Settlement of Hudson Gray	146,352	294,352	—	(25,000)
Settlement of loan payable	(6,250)	(18,750)
Write-off of accounts payable	—	—	205,967	565,967
Total other income	140,102	275,602	205,967	540,967

Net income	$(18,004)	$(92,542)	$481,066	$1,105,726

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
					Additional			Total
	Number of		Number of		Paid In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2019	—	$—	449,506,008	$449,506	$14,687,865	$(39,000)	$(15,185,444)	$(87,073)

Purchase Treasury Stock						(18,251)		(18,251)

Retire treasury stock			(9,156,008)	(9,156)	(48,095)	57,251		—

Net Income(Loss) for the year	—	—	—	—	—	—	(92,542)	(92,542)

Balance June 30, 2020	—	—	440,350,000	$440,350	$14,639,770	$—	$(15,277,986)	$(197,866)

	Preferred Stock		Common Stock
					Additional			Total
	Number of		Number of		Paid In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2018	—	—	449,506,008	449,506	14,687,865	—	(16,577,626)	(1,440,255)

Net Income(Loss) for the year	—	—	—	—	—	—	1,105,726	1,105,726

Balance June 30, 2019	—	$—	449,506,008	$449,506	$14,687,865	$—	$(15,471,900)	$(334,529)

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
Unaudited
	For the six	For the six
	months ended	months ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(92,542)	$1,105,726
Adjustments to reconcile net income to cash used in operating activities
Accounts receivable	39,515	(225,000)
Depreciation	1,857	1,857
Deferred compensation	—	—
Basis of stock sold	—	76,304
Accounts payable	(64,000)	(665,654)

Net cash provided by operations	(115,170)	293,233

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	(82,500)	—
Payment of deferred compensation	(110,649)	(38,500)
Net cash provided by investing activities	(193,149)	(38,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(18,251)	(8,075)
Proceeds from paycheck protection loan	45,485
Payment of loans	(46,688)
Net cash provided by financing activities	(19,454)	(8,075)

Net increase in cash	(327,773)	246,658
Cash, beginning of year	781,752	162,931
Cash, end of year	$453,979	$409,589

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

1.	Nature of Operations and Continuance Of Business (continued)

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

2	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") and are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, XA - The Experiential Agency, Inc. All intercompany transactions have been eliminated. The Company's fiscal year-end is December 31.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 31, 2020 and December 31, 20 19, the Company had no cash equivalents.

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

Accounts receivable consist of invoices for events that occurred prior to year end that the payments were received in the following year. The Balance of accounts receivable at June 30, 2020 and December 31, 2019 were $998 and $40,513, respectively.

4	Loan Receivable

On November 15, 2019 the company entered into an agreement to a line of credit (LOC) with Pristec America Inc. (Pristec). The LOC was for $75,000. In January of 2020 the LOC was increased to $100,000. As of June 30, 2020, the Company had loaned to Pristec $100,000 at an interest rate of 12%, the loan matures in twelve (12) months. Pristec is a late stage technology company that has 108 worldwide patents for the cold cracking of crude oil and other oil products. The Company has been granted the right to convert this loan into 100 shares of stock at price of $1000. At the discretion of the Company, the Company has the option of entering into a revenue sharing agreement with Pristec.

On June 24, 2020, the Company loaned $50,000 to New Vacuum Technologies, LLC(NVT). The loan is due ninety (90) days from the date of receipt of funds. The loan carries an interest rate of ten (10) percent per annum. After the loan is paid in full, there will be 6 monthly payments of !000 a month as return on investment. The reason this loan was made was to open a relationship between CMG and NVT. The CEO of CMG is extremely excited by NVT's technology for upgrading oil in a disruptive way and the 2 companies are discussing possible avenues that they  might get further involved in the near future.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

5	Accounts Payable

Accounts payable consist of expenses incurred during the year that had not yet been paid. The balance of accounts payable at June 30, 2020 is $10,500. The balance of accounts payable at December 31, 2019 is $74,500.

6	Equity

a.	Common Stock

During the periods ended June 30, 2020 and December 31, 2019, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended June 30, 2020 and December 31, 2019, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstandingc 40,000,000 warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years.

7	Treasury Stock

During the year ended December 31, 2019 the Company bought back 6,258,992 shares of its common stock for $39,000. During the period ended June 30, 2020 the Company bought back an additional 2,897,016 shares of its common stock for $18,251. This treasury stock was retired during the period end June 30, 2020.

8	Notes Payable

During the periods ended June 30, 2020 and December 31, 2019, the Company had the following notes payable

Notes Payable	Balance December 31, 2019	Balance June 30, 2020
Kabbage	$19,437	$6,500
Notes Payable Irish Pension Fund	$150,000	$131,250

In September of 2018 the Company took out a line of credit with Kabbage for $75,000. In the fourth quarter of 2018 the company took draws against the line of $72,300. During that period the Company made principal payments of $804, leaving a principal balance of $71,496 at December 31, 2018. During the year ended December 31, 2019 the company took an additional draw of $25,000. During the year ended December 31, 2019 the Company made principal payments of $77,059, leaving a balance of $19,437. During the period ended June 30, 2020 the Company made principal payments of $12,937, leaving a balance of $6,500. Interest expense was $2,375 and $15,380 for the periods ended June 30 2020 and 2019, respectively. The interest rate on this loan is 10%.

In 2015 the Company borrowed $150,000 from the two Irish individuals pension funds. $90,000 was borrows from one individual pension account and $60,000 was borrowed from the other. Repayment terms were to be negotiated after the settlement of the Hudson Gray lawsuit. The lawsuit settled in January of 2019 and negotiations began. No payment terms were settled upon and were still being negotiated as of December 31, 2019. In January of 2020 settlement was reached with the lender of the $90,000. The settlement terms were for repayment of $180,000 over a period of eighteen months quarterly, payment began in January of 2020 with the payment of $25,000. An additional payment of $12,500 was made in April 2020. Settlement has not yet been reached on the repayment of the $60,000 to the other party. The balance of these loans was $131,250 at June 30, 2020. The payments were 50% against principle and 50% to settlement of loan payable.

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

In 2014 the Company filed a lawsuit against Hudson Gray et al. On January 14, 2019 the parties entered into arbitration. The parties reached agreement whereby the Company would be paid $2,750,000. The payments are scheduled as follows:

	Amount		Attorney's
	Due	Paid	Fees
Payment upon execution of the agreement	$400,000	$214,548	$185,452
On or before February 8, 2019	$100,000	$53,650	$46,350
On or before June 30, 2019	$200,000	$148,000	$52,000
On or before September 30, 2019	$200,000	$148,000	$52,000
On or before December 31, 2019	$200,000	$146,496	$53,504
On or before March 31, 2020	$200,000	$148,000	$52,000
On or before June 30, 2020	$200,000	$146,352	$53,648
On or before September 30, 2020	$250,000
On or before December 31, 2020	$250,000
On or before March 31, 2020	$250,000
On or before June 30, 2020	$250,000
On or before September 30, 2020	$250,000
	$2,750,000	$1,005,046	$494,954

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

10	Income Taxes

The Company has a net operating loss carried forward of $15,277,236 available to offset taxable income in future years which commence expiring in 2028. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2019 and 2018). As of June 30, 2020 and December 31, 2019, the Company had no uncertain tax positions.

June 30, 2020
Income tax recovery at Statutory rate	$(19,276)
Permanent differences and other	—
Valuation allowance change	19,276
Provision for income taxes	$—

The significant components of deferred income tax assets and liabilities at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Net operating loss carried forward	$15,277,236	$15,185,444
Valuation allowance	$(15,277,236)	$(15,185,444)
Net deferred income tax asset	$—	$—

11	Segments

The Company splits its business activities during the period ended June 30, 2020 into two reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended June 30, 2020.

		CMG Holding
	XA	Group	Total
Revenues	9,609	—	9,609

Operating expenses	172,523	205,230	377,753

Operating income (loss)	(162,914)	(205,230)	(368,144)

Other income (expenses)	—	275,602	275,602

Net income(loss)	(162,914)	70,372	(92,542)

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

12	Related Party Transactions

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

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. The Company made payments of $103,474 in excess of the current $180,000 salary for year ended December 31, 2019. The Company made payments of $90,749 in excess of the current $45,000 salary for period ended March 31, 2019.

The Company paid $62,500 and $45,000 for the periods ended June 30, 2020 and 2019, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

13	Subsequent Events

Per management review, no material subsequent events have occurred.

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

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED June 30, 2020

Gross revenues decreased from $1,841,011 for the six months ended June 30, 2019 to $9,609 for the six months ended June 30, 2020. The decrease in revenues was mainly attributable to the worldwide pandemic that took place during the quarter. At least two major jobs that were scheduled for the first quarter were canceled due to the pandemic.

Cost of revenue decreased from $968,163 for the six months ended June 30, 2019 to $8,644 for the six months ended June 30, 2020. The decrease in revenues was mainly attributable to the worldwide pandemic that took place during the quarter. At least two major jobs that were scheduled for the first quarter were canceled due to the pandemic.

Operating expenses decreased from $308,089 for the six months ended June 30, 2019 to $368,359 for the six months ended June 30, 20205. The increase in operating expenses is due to the increase in salaries for its full-time employees.

Net income decreased from $1,105,726 for the six months ended June 30, 2019 to net loss of $91,792 for the six months ended June 30, 2020. The decrease in net income to net loss was mainly attributable to the worldwide pandemic that took place during the quarter. At least two major jobs that were scheduled for the first quarter were canceled due to the pandemic.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2020, the Company’s cash on hand was $453,979.

Cash used in operating activities for the six months ended June 30, 2020 was $114,420, as compared to cash provided by operating activities of $293,233 for the six months ended June 30, 2019. The decrease in revenues was mainly attributable to the worldwide pandemic that took place during the quarter. The large job that was scheduled was canceled.

Cash used in investing activities for the six months ended June 30, 2020 was $183,149 as compared cash used in investing activities of $38,500 for the six months ended June, 2019. This was due to the Company loaning Pristec America an additional $10,000 during the quarter.

Cash used in financing activities for the six months ended June 30, 2020 was $30,204, as compared to $8,075 used for the six months ended June 30, 2019.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2020.

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

In performing this assessment, management has identified the following material weaknesses as of June 30, 2020:

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting. As of June 30, 2020 no changes have occurred.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the period ended June 30, 2020, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

In 2014 the Company filed a lawsuit against Hudson Gray et al. On January 14, 2019 the parties entered into arbitration. The parties reached agreement whereby the Company would be paid $2,750,000. The payments are scheduled as follows:

	Amount		Attorney's
	Due	Paid	Fees
Payment upon execution of the agreement	$400,000	$214,548	$185,452
On or before February 8, 2019	$100,000	$53,650	$46,350
On or before June 30, 2019	$200,000	$148,000	$52,000
On or before September 30, 2019	$200,000	$148,000	$52,000
On or before December 31, 2019	$200,000	$146,496	$53,504
On or before March 31, 2020	$200,000	$148,000	$52,000
On or before June 30, 2020	$200,000	$146,352	$53,648
On or before September 30, 2020	$250,000
On or before December 31, 2020	$250,000
On or before March 31, 2020	$250,000
On or before June 30, 2020	$250,000
On or before September 30, 2020	$250,000
	$2,750,000	$1,005,046	$494,954

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

Number Description of Exhibit Filing Reference

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

CMG HOLDINGS GROUP, INC.

Date: August xx, 2020	By:	/s/ Glenn Laken
Glenn Laken
Chief Executive Officer