Form 10-Q
period 2020-09-30
CMG HOLDINGS GROUP, INC.
filed 2020-11-13
CIK 1346655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of October 26, 2020, there were 440,350,000 shares of common stock of the registrant issued and outstanding.

	CMG HOLDINGS GROUP, INC. FORM 10-Q TABLE OF CONTENTS
Item #	Description	Page Numbers
	PART I FINANCIAL INFORMATION
ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
ITEM 2	OPERATIONS	18
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS	19
ITEM 4	CONTROLS AND PROCEDURES	19

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	20
ITEM 1A	RISK FACTORS	21
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	21
ITEM 4	MINE SAFETY DISCLOSURES	21
ITEM 5	OTHER INFORMATION	21
ITEM 6	EXHIBITS	21

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED

September 30, 2020 AND 2019

CMG Holdings Group, Inc.
Consolidated Balance Sheet
Unaudited
	September 30,	December 31,
ASSETS	2020	2019
CURRENT ASSETS
Cash	$423,547	$781,752
Accounts receivable	998	40,513

Total current assets	424,545	822,265

Property and equipment	10,840	13,625

Convertible note receivable	150,000	67,500

Total Assets	$585,385	$903,390

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,500	$74,500
Deferred compensation	530,876	656,525
Loan from outside party	55,000	90,000
Note payable Kabbage	—	19,437
Note payable	121,250	150,000
Paycheck protection loan	45,485	—

Total current liabilities	763,111	990,462

TOTAL LIABILITIES	763,111	990,462

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
440,350,000 and 449,506,008 shares issued and outstanding
as of September 30, 2020 and December 31, 2019, respectively	440,350	449,506
Additional paid in capital	14,639,770	14,687,865
Treasury Stock	—	(39,000)
Accumulated deficit	(15,257,846)	(15,185,443)

TOTAL STOCKHOLDERS DEFICIT	(177,726)	(87,072)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$585,385	$903,390

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited
	For the three	For the nine	For the three	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2020	September 30, 2020	September 30, 2019	September 30, 2019

Revenues	$—	$9,609	$448,727	$2,289,738

Operating expenses
Cost of revenues	5,585	14,228	117,150	1,136,517
General and administrative expenses	148,451	517,560	184,527	441,410
Total operating expenses	154,036	531,788	301,677	1,577,927

Net income from operations	(154,036)	(522,179)	147,050	711,811

Other income (expense)
Settlement of notes payable	(10,000)	(28,750)	—	(25,000)
Settlement of lawsuit	184,175	478,527
Write-off of accounts payable	—	—	—	565,967
Total other income	174,175	449,777	—	540,967

Net income	$20,139	$(72,402)	$147,050	$1,252,778

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2019	—	$—	449,506,008	$449,506	$14,687,865	$(39,000)	$(15,185,444)	$(87,073)

Purchase Treasury Stock						(18,251)		(18,251)

Retire treasury stock			(9,156,008)	(9,156)	(48,095)	57,251		—

Net Income(Loss) for the year	—	—	—	—	—	—	(72,402)	(72,402)

Balance September 30, 2020	—	—	440,350,000	$440,350	$14,639,770	$—	$(15,257,846)	$(177,726)

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
Balance December 31, 2018	—	—	449,506,008	449,506	14,687,865	—	(16,577,626)	(1,440,255)

Net Income(Loss) for the year	—	—	—	—	—	—	1,252,778	1,252,778

Balance September 30, 2019	—	$—	449,506,008	$449,506	$14,687,865	$—	$(15,324,848)	$(187,477)

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
Unaudited
	For the nine	For the nine
	months ended	months ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(72,402)	$1,252,778
Adjustments to reconcile net income to cash used in operating activities
Accounts receivable	39,515	(138,750)
Depreciation	2,786	2,786
Deferred compensation	135,000	—
Accounts payable	(64,000)	(548,942)
Accrued liabilities	—	(40,408)

Net cash provided by operations	40,899	527,464

CASH FLOWS FROM INVESTING ACTIVITIES

Investment	(82,500)	(25,000)
Proceeds from loan	45,485	25,000
Payment of loan	(48,189)	(80,244)
Payment of loan from outside party	(35,000)	(25,000)
Payment of deferred compensation	(260,649)	(61,500)
Net cash used in investing activities	(380,853)	(166,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(18,251)	(22,575)
Net cash used in financing activities	(18,251)	(22,575)

Net increase in cash	(358,205)	338,145
Cash, beginning of year	781,752	162,931
Cash, end of year	$423,547	$501,076

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2020 and December 31, 20 19, the Company had cash equivalents of $423,547 and $781,752, respectively.

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

3                     Accounts Receivable

Accounts receivable consist of invoices for events that occurred prior to year end that the payments were received in the following year. The Balance of accounts receivable at September 30, 2020 and December 31, 2019 were $998 and $40,513, respectively.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

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

On June 24, 2020, the Company loaned $50,000 to New Vacuum Technologies, LLC(NVT). The loan is due ninety (90) days from the date of receipt of funds. The loan carries an interest rate of ten (10) percent per annum. After the loan is paid in full, there will be 6 monthly payments of 1,000 a month as return on investment. The reason this loan was made was to open a relationship between CMG and NVT. The CEO of CMG is extremely excited by NVT's technology for upgrading oil in a disruptive way and the 2 companies are discussing possible avenues that they might get further involved in the near future.

5	Accounts Payable

Accounts payable consist of expenses incurred during the year that had not yet been paid. The balance of accounts payable at September 30, 2020 is $10,500. The balance of accounts payable at December 31, 2019 is $74,500.

6	Equity

a.	Common Stock

During the periods ended September 30, 2020 and December 31, 2019, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended September 30, 2020 and December 31, 2019, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstandingc 40,000,000 warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years.

7            Treasury Stock

During the year ended December 31, 2019 the Company bought back 6,258,992 shares of its common stock for $39,000. During the period ended September 30, 2020 the Company bought back an additional 2,897,016 shares of its common stock for $18,251. This treasury stock was retired during the period end September 30, 2020.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

8	Notes Payable

During the periods ended September 30, 2020 and December 31, 2019, the Company had the following notes payable

Notes Payable	Balance December 31, 2019	Balance September 30, 2020
Kabbage	$19,437	$0
Notes Payable Irish Pension Fund	$150,000	$121,250

In September of 2018 the Company took out a line of credit with Kabbage for $75,000. In the fourth quarter of 2018 the company took draws against the line of $72,300. During that period the Company made principal payments of $804, leaving a principal balance of $71,496 at December 31, 2018. During the year ended December 31, 2019 the company took an additional draw of $25,000. During the year ended December 31, 2019 the Company made principal payments of $77,059, leaving a balance of $19,437. During the period ended September 30, 2020 the Company made principal payments of $19,437, leaving a balance of $0. Interest expense was $2,875 and $15,380 for the periods ended September 30 2020 and 2019, respectively. The interest rate on this loan is 10%.

In 2015 the Company borrowed $150,000 from the two Irish individuals pension funds. $90,000 was borrows from one individual pension account and $60,000 was borrowed from the other. Repayment terms were to be negotiated after the settlement of the Hudson Gray lawsuit. The lawsuit settled in January of 2019 and negotiations began. No payment terms were settled upon and were still being negotiated as of December 31, 2019. In January of 2020 settlement was reached with the lender of the $90,000. The settlement terms were for repayment of $180,000 over a period of eighteen months quarterly, payment began in January of 2020 with the payment of $25,000. An additional payment of $12,500 was made in April 2020and $10,000 in July 2020. Settlement has not yet been reached on the repayment of the $60,000 to the other party. The balance of these loans was $121,250 at September 30, 2020. The payments were 50% against principle and 50% to settlement of loan payable.

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

In 2014 the Company filed a lawsuit against Hudson Gray et al. On January 14, 2019 the parties entered into arbitration. The parties reached agreement whereby the Company would be paid $2,750,000. The payments are scheduled as follows:

Due		Amount Paid	Attorney's Fees
Payment upon execution of the agreement	$400,000	$214,548	$185,452
On or before February 8, 2019	$100,000	$53,650	$46,350
On or before June 30, 2019	$200,000	$148,000	$52,000
On or before September 30, 2019	$200,000	$148,000	$52,000
On or before December 31, 2019	$200,000	$146,496	$53,504
On or before March 31, 2020	$200,000	$148,000	$52,000
On or before June 30, 2020	$200,000	$146,352	$53,648
On or before September 30, 2020	$250,000	$184,175	$63,825
On or before December 31, 2020	$250,000
On or before March 31, 2021	$250,000
On or before June 30, 2021	$250,000
On or before September 30, 2021	$250,000
	$2,750,000	$1,189,221	$558,779

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

10	Income Taxes

The Company has a net operating loss carried forward of $15,277,236 available to offset taxable income in future years which commence expiring in 2028. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2019 and 2018). As of September 30, 2020 and December 31, 2019, the Company had no uncertain tax positions.

September 30, 2020
Income tax recovery at Statutory rate	$(15,204)
Permanent differences and other	—
Valuation allowance change	15,204
Provision for income taxes	$—

The significant components of deferred income tax assets and liabilities at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Net operating loss carried forward	$15,257,846	$15,185,444
Valuation allowance	$(15,257,846)	$(15,185,444)
Net deferred income tax asset	$—	$—

11	Segments

The Company splits its business activities during the period ended September 30, 2020 into two reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended September 30, 2020.

		CMG Holding
	XA	Group	Total
Revenues	9,609	—	9,609

Operating expenses	259,902	271,887	531,789

Operating income (loss)	(250,293)	(271,887)	(522,180)

Other income (expenses)	—	449,777	449,777

Net income(loss)	(250,293)	177,890	(72,403)

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

12	Related Party Transactions

During the year ended December 31, 2015 the Company borrowed $96,100 from a Company shareholder. This amount is due on demand and has an interest rate of 0%. The Company also borrowed $125,000 from a relative of the Company CEO. This amount is due on demand and has an interest rate of 0%. During the year ended December 31, 2019 the Company paid off the $96,100 and $35,000 toward the $125,000 loans, leaving a balance of $90,000. Payments of $35,000 were made during the period ended September 30, 2020, leaving a balance of $55,000.

The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at

$0.0155. The warrant has an original term of 5 years. On December 15, 2017 the purchase price was changed to $.0035 and the term was extended 5 years. The warrants were vested 100% on April 7, 2014 when issued.

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. The Company made payments of $103,474 in excess of the current $180,000 salary for year ended December 31, 2019. The Company made payments of $125,649 in excess of the current $135,000 salary for period ended September 31, 2020.

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

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED September 30, 2020

Gross revenues decreased from $2,289,738 for the nine months ended September 30, 2019 to $9,609 for the nine months ended September 30, 2020. The decrease in revenues was mainly attributable to the worldwide pandemic that took place during the quarter. At least two major jobs that were scheduled for the first quarter were canceled due to the pandemic.

Cost of revenue decreased from $1,136,517 for the nine months ended September 30, 2019 to $14,228 for the nine months ended September 30, 2020. The decrease in revenues was mainly attributable to the worldwide pandemic that took place during the quarter. At least two major jobs that were scheduled for the first quarter were canceled due to the pandemic.

Operating expenses increased from $441,410 for the nine months ended September 30, 2019 to $517,560 for the nine months ended September 30, 20205. The increase in operating expenses is due to the increase in salaries for its full-time employees.

Net income decreased from $1,252,778 for the nine months ended September 30, 2019 to net loss of $72,402 for the nine months ended September 30, 2020. The decrease in net income to net loss was mainly attributable to the worldwide pandemic that took place during the quarter. At least two major jobs that were scheduled for the first quarter were canceled due to the pandemic.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2020, the Company’s cash on hand was $423,547.

Cash provided by operating activities for the nine months ended September 30, 2020 was $40,899, as compared to cash provided by operating activities of $527,464 for the nine months ended September 30, 2019. The decrease in revenues was mainly attributable to the worldwide pandemic that took place during the quarter. The large job that was scheduled was canceled.

Cash used in investing activities for the nine months ended September 30, 2020 was $380,853 as compared cash used in investing activities of $166,744 for the nine months ended September 30, 2019. This was due to the Company loaning Pristec America an additional $10,000 during the quarter.

Cash used in financing activities for the nine months ended September 30, 2020 was $18,251, as compared to $22,575 used for the nine months ended September 30, 2019.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2020.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of September 30, 2020, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2020 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of Septeember 30, 2020:

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting. As of September 30, 2020 no changes have occurred.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the period ended September 30, 2020, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

In 2014 the Company filed a lawsuit against Hudson Gray et al. On January 14, 2019 the parties entered into arbitration. The parties reached agreement whereby the Company would be paid $2,750,000. The payments are scheduled as follows:

Due		Amount Paid	Attorney's Fees
Payment upon execution of the agreement	$400,000	$214,548	$185,452
On or before February 8, 2019	$100,000	$53,650	$46,350
On or before June 30, 2019	$200,000	$148,000	$52,000
On or before September 30, 2019	$200,000	$148,000	$52,000
On or before December 31, 2019	$200,000	$146,496	$53,504
On or before March 31, 2020	$200,000	$148,000	$52,000
On or before June 30, 2020	$200,000	$146,352	$53,648
On or before September 30, 2020	$250,000	$184,175	$63,825
On or before December 31, 2020	$250,000
On or before March 31, 2021	$250,000
On or before June 30, 2021	$250,000
On or before September 30, 2021	$250,000
	$2,750,000	$1,189,221	$558,779

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

CMG HOLDINGS GROUP, INC.

Date: November 13, 2020	By:	/s/ Glenn Laken
Glenn Laken
Chief Executive Officer