Form 10-K
period 2020-12-31
CMG HOLDINGS GROUP, INC.
filed 2021-03-31
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-51770

CMG HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	870733770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2130 North Lincoln Park West 8N
Chicago, IL	60614
(Address of principal executive offices)	(Zip Code)

(773) 770-3440
Registrant's telephone number including area code

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

The Aggregate market value of the Company’s common shares issued and outstanding as of March 26, 2020, was $3,684,845. The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year 2020, was $2,544,268.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of March 31,2021, there were 438,672,016 shares of Common Stock, $0.001 par value, outstanding.

Documents Incorporated by Reference. None

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	18
	SIGNATURES	21
EXHIBIT 31	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
EXHIBIT 32	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

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

ITEM 1: DESCRIPTION OF BUSINESS

Some of the statements contained in this annual report of 10-K of CMG Holdings Group, Inc. (hereinafter the “Company”, “we” or the “Company”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward- looking information. In this annual report, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Registration Statement. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of Management’s efforts to implement the Company’s plan of operation;
●	the ability of the Company to fund its operating expenses;
●	the ability of the Company to compete with other companies that have a similar plan of operation;
●	the effect of changing economic conditions impacting our plan of operation;
●	the ability of the Company to meet the other risks as may be described in future filings with the SEC.

General Background of the Company

CMG Holdings Group, Inc. (the “Company” or “CMG”) was incorporated in the State of Nevada on July 30, 2004 under the name of “Pebble Beach Enterprises, Inc.” From the date of incorporation until August 2004, it was a wholly-owned subsidiary of Fresh Veg Broker.com, Inc. (“Fresh Veg”), a Nevada corporation. In August 2004, the Company was spun off from Fresh Veg. Until May 27, 2008, the Company was a real estate investment company with three areas of operation: a) real estate acquisition and resale; b) real estate development and resale; and c) real estate consulting and joint ventures. On February 20, 2008, a majority of the shares of the Company were sold by the shareholders who were actively involved in the Company’s prior real estate business (the “Change in Control”). Also, on February 20, 2008, the Company changed its name to “CMG Holdings, Inc.” Since the Change in Control, the Company started to engage in the business of providing marketing, entertainment and management services.

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

XA The Experiential Agency, Inc. (XA)

Market Strategy

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

Our fees are calculated to reflect our expertise based on monthly rates as well as markup percentages and the relative overhead expenses to execute services provided to our clients. Clients may seek to include incentive compensation components for successful execution as part of the total compensation. Commissions earned are based on services provided and are usually calculated on a percentage over the total revenues generated for our clients. Our revenues can also be generated when clients pay gross rates before we pay reduced rates—the difference is commissions earned which is either retained in total or shared with the client depending on the nature of the services agreement. Our generated revenues are dependent upon the marketing and communications requirements of our corporate clients and dependent on the terms of the client contract. The revenues for services performed can be recognized as proportional performance, monthly basis or execution of the completed contracts. For revenues recognized on a completed contract basis, the contract terms are customary in the industry. Our client contracts generally provide terms for termination by either party on 90-day notice.

Competition

In the highly competitive and fragmented marketing and communications industry, our Company competes for business with mid- size marketing firms such as Mktg, Inc. as well as large global holding companies such as International Management Group, Interpublic Group of Companies, Inc., MDC Partners, Inc. and Omnicom. These global companies generally have greater resources than those available to us, and such resources may enable them to aggressively compete with our Company’s marketing communications businesses. We also face competition from numerous independent agencies that operate in multiple markets. Our competitive advantage is to provide clients with marketing strategies that are focused on increasing clients’ revenues and profits.

Industry Trend

Historically, event management and talent management have been primary service provided by global companies in the marketing communications industry. However, as clients aim to establish individual and enhanced relationships with their customers to more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services are consuming a growing portion of marketing dollars. This increases the demand for a broader range of marketing communications services. The mass market audience is giving way to life style segments, social events/networks, and online/mobile communities, with each segment requiring a different message and/or different, often nontraditional, channels of communication. Global marketers now seek innovative strategies, concepts and programs for new opportunities for small to mid-sized communications companies.

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

Employees

As of December 31, 2020, the Company and its subsidiary had 3 employees. The personal service character of the marketing communications sector, the quality of personnel and executive management are crucially important to the Company’s continuing success. As of December 31, 2020, the Company has 3 independent contractors they are used on a regular Basis for services.

Environmental Laws

The company believes it complies with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the company.

ITEM 1A: RISK FACTORS

Not applicable to smaller reporting companies

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTY

None

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED TO STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC market “Pink Sheets” under the symbol CMGO. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2020	HIGH	LOW
First Quarter	0.0045	0.0038
Second Quarter	0.0050	0.0045
Third Quarter	0.0151	0.0130
Fourth Quarter	0.0063	0.0058
FISCAL YEAR ENDED DECEMBER 31, 2019
First Quarter	0.0232	0.0123
Second Quarter	0.0080	0.0074
Third Quarter	0.0085	0.0072
Fourth Quarter	0.0076	0.0060

As of March 29, 2021, our shares of common stock were held by approximately 199 stockholders of record. The transfer agent of our common stock is Corporate Stock Transfer, Inc. 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209. (303) 282-4800.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended December 31, 2020 and 2019.

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

There were Warrants to purchase a total of 40,000,000 shares of the Company’s Common Stock. Warrants are exercisable within 5 years from issuance at the exercise price of $0.0035.

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

None

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

Financial analysis

Year ended December 31, 2020 compared to the year ended December 31, 2019 Liquidity and capital resources

As at December 31, 2020 the Company had a cash balance of $411,136 and working capital deficit of $103,020 compared with a cash balance of $781,752 and a working capital deficit of $100,698 at December 31, 2019. The decrease in cash was mainly due to the decrease in business for XA as a result of the COVID19 pandemic.

Cash Flows from Operating Activities

During the year ended December 31, 2020, cash flows used in operating activities was $189,211 compared with Provided by $919,541 of cash flow during the year ended December 31, 2019. The decrease in cash flow from operating activities is mainly due to the decrease for XA as a result of the COVID19 pandemic.

Cash Flows from Investing Activity

During the year ended December 31, 2020, cash flows used by investing activities were $29,010, compared to $39,000 for the year ended December 31, 2019.

Cash Flows from Financing Activities

During the year ended December 31, 2020, cash used in financing activities was $152,395 as compared to $250,660 for the year ended December 31, 2019.

Revenues

The Company had revenues of $140,758 in our fiscal year ended December 31, 2020, as compared to $1,778,773 in year ended December 31, 2019. The decrease in revenues is mainly due to the decrease for XA as a result of the COVID19 pandemic.

Cost of Sales

The Company had cost of sales of revenues of $94,936 in the year ended December 31, 2020, as compared to

$1,283,496 in the year ended December 31, 2019. The decrease in cost of sales is mainly due to the decrease for XA as a result of the COVID19 pandemic.

Expenses

The Company had total operating expenses of $634,581 in the year ended December 31, 2020, as compared to $533,270 in the year ended December 31, 2019. The increase in operating expense is mainly due to increase in payments to CEO in payment of deferred compensation.

Income

The Company had a net income of $42,974 in the year ended December 31, 2020 as compared to net income of $1,52,563 in the year ended December 31, 2019.

Capital Resources

At December 31, 2020, we had assets totaling $610,309, compared to $903,390 at December 31, 2019. Assets at December 31, 2020 consisted primarily of cash of $411,136, accounts receivable of $24,941, loan receivable of $164,321 and property and equipment, net of $9,911.

Liabilities

Our liabilities at December 31, 2020 totaled $703,418, compare to $990,463 at December 31, 2019. Liabilities at December 31, 2020 consisted primarily of $10,500 in accounts payable, $503,376 in deferred compensation, loan from outside party of $35,000, paycheck protection loan of $45,792 and note payable of $108,750.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CMG HOLDINGS GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of CMG Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CMG Holdings Group, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

March 31, 2021

CMG Holdings Group, Inc.
Consolidated Balance Sheet
As of December 31,

ASSETS	2020	2019
CURRENT ASSETS
Cash	$411,136	$781,752
Accounts receivable	24,941	40,513
Loan receivable	164,321	67,500

Total current assets	600,398	889,765

Property and equipment	9,911	13,625

Total Assets	$610,309	$903,390

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,500	$74,500
Deferred compensation	483,376	656,526
Loan Payable	—	19,437
Loan from outside party	35,000	90,000
Paycheck Pretection Loan	45,792	—
Note payable	108,750	150,000

Total current liabilities	683,418	990,463

TOTAL LIABILITIES	683,418	990,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 and 449,506,008 shares issued and outstanding
as of December 31, 2020 and 2019	438,672	449,506
Additional paid in capital	14,630,689	14,687,865
Treasury stock	—	(39,000)
Accumulated deficit	(15,142,470)	(15,185,444)

TOTAL STOCKHOLDERS DEFICIT	(73,109)	(87,073)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$610,309	$903,390

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
For the year ended December 31,

	2020	2019

Revenues	$140,758	$1,778,773

Operating expenses
Cost of revenues	94,936	1,283,496
Interest expense	3,182	15,380
General and administrative expenses	634,581	533,270
Total operating expenses	732,699	1,832,146

Net income from operations	(591,941)	(53,373)

Other income (expense)
Interest Income	14,321	—
Settlement of loan payable	(41,250)	—
Settlement of Lawsuit Hudson Gray	661,844	629,469
Settlement of Lawsuit EVW	—	378,500
Write off of accounts payable	—	565,967
Total other income	634,915	1,573,936

Net income	$42,974	$1,520,563

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	446,782,709	449,506,008

Income (Loss) per Common Share - Basic and Diluted	$—	$0.0030

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
					Additional			Total
	Number of		Number of		Paid In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2018	—	—	449,506,008	449,506	14,687,865	—	(16,706,007)	(1,568,636)

Purchase of Treasury Stock	—	—	—	—	—	(39,000)	—	(39,000)

Net Income(Loss) for the year	—	—	—	—	—	—	1,520,563	1,520,563

Balance December 31, 2019	—	—	449,506,008	449,506	14,687,865	(39,000)	(15,185,444)	(87,073)

Purchase of treasury stock	—	—	—	—	—	(29,010)		(29,010)

Retirement of treasury stock	—	—	(10,833,992)	(10,834)	(57,176)	68,010	—	—

Net Income(Loss) for the year	—	—	—	—	—	—	42,974	42,974

Balance December 31, 2020	—	$—	438,672,016	$438,672	$14,630,689	$—	$(15,142,470)	$(73,109)

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
For the year ended December 31,

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,974	$1,520,563
Adjustments to reconcile net income to cash used in operating activities
Depreciation	3,714	3,714
Interest income	(14,321)
Deferred compensation	(173,150)	(103,474)
Accounts receivable	15,572	(26,820)
Accrued liabilities	—	—
Accounts payable	(64,000)	(474,442)

Net cash provided by operations	(189,211)	919,541

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	45,792	25,000
Payments of loans payable	(115,687)	(208,160)
Payment of loan receivable	(82,500)	(67,500)

Net cash provided by financing activities	(152,395)	(250,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase treasury stock	(29,010)	(39,000)

Net cash provided by investing activities	(29,010)	(39,000)

Net increase in cash	(370,616)	629,881
Cash, beginning of year	781,752	151,871
Cash, end of year	$411,136	$781,752

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

The Company’s operating subsidiaries are XA - The Experiential Agency, Inc. - which is a sports, entertainment, marketing and management company providing event management implementation, sponsorships, licensing and broadcast, production and syndication. Its President is Alexis Laken, the daughter of the Company’s president. The other subsidiary is Lincoln Acquisition Corp. which was formed for the purpose of liquidating shares in Good Gaming, Inc. and any other investment shares which might be held by CMG at any given time.

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2020 and 2019, the Company had no cash equivalents.

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

ASC 820, “Fair Value Measurements,” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

h)	Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

3	Accounts Receivable

Accounts receivable consist of invoices for events that occurred prior to year end that the payments were received in the following year. The Balance of accounts receivable at December 31, 2020 and 2019 were $24,940 and $40,513, respectively.

4	Loan Receivable

On November 15, 2019 the company entered into an agreement to a line of credit (LOC) with Pristec America Inc. (Pristec). The LOC was for $75,000. As of December 31, 2019, the Company had loaned to Pristec $67,500 at an interest rate of 12%, the loan matures in twelve (12) months. As of December 31, 2020 the Company loaned an additional $32,500 and extended the loan for another 12 months until 12/31/21. Pristec is a late stage technology company that has 108 worldwide patents for the cold cracking of crude oil and other oil products. The Company has been granted the right to convert this loan into 100 shares of stock at price of $1,000. At the discretion of the Company, the Company has the option of entering into a revenue sharing at the same terms.

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was extended on December 24, 2020 until December 24, 2021.

5	Accounts Payable

Accounts payable consist of expenses incurred during the year that had not yet been paid. The balance of accounts payable at December 31, 2020 is $10,500. The balance of accounts payable at December 31, 2019 were $74,500. These accounts payable consisted of trade accounts payable.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

6	Equity

a.	Common Stock

During the years ended December 31, 2020 and December 31, 2019, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the years ended December 31, 2020 and December 31, 2019, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years.

7	Notes Payable

Convertible Promissory Notes

a.	During the years ended December 31, 2020 and December 31, 2019, the Company did not issue any new convertible promissory notes.

8	Legal Proceedings

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In October 2014, Ronald Burkhard, XA’s former Executive Chairman and former member of the Company's Board of Directors filed a lawsuit in the Supreme Court of the State of New York, County of New York, alleging breach of his employment contract and seeking approximately $695,000 in damages. This lawsuit, where a judgement was entered against the Company for approximately $775,000, was settled with Burkhard for $105,000. In November and December of 2018 the Company paid Burkhard the amount due from this settlement.

9	Income Taxes

The Company has a net operating loss carried forward of $15,142,470 available to offset taxable income in future years which commence expiring in 2029. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2020 and 2019). As at December 31, 2020 and 2019, the Company had no uncertain tax positions.

	2020	2019
Income tax recovery at Statutory rate	$9,025	$319,318
Permanent differences and other	—	—
Valuation allowance change	(9,025)	(319,318)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
Net operating loss carried forward	$15,142,670	$15,185,444
Valuation allowance	$(15,142,670)	$(15,185,444)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

10	Segments

The Company splits its business activities during the year ended December 31, 2020 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the year ended December 31, 2020.

		CMG Holding
	XA	Group	Total
Revenues	73,758	67,000	140,758

Operating expenses	372,143	360,556	732,699

Operating income (loss)	(298,385)	(293,556)	(591,941)

Other income (expenses)	—	634,915	634,915

Net income(loss)	(298,385)	341,359	42,974

The Company splits its business activities during the year ended December 31, 2019 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the year ended December 31, 2019.

		CMG Holding
	XA	Group	Total
Revenues	1,778,773	—	1,778,773

Operating expenses	1,535,529	377,842	1,913,371

Operating income (loss)	243,244	(377,842)	(134,598)

Other income (expenses)	565,967	1,089,194	1,655,161

Net income(loss)	809,211	711,352	1,520,563

11	Gym Equipment

During the year ended December 31, 2020, the Company entered into an agreement to buy and sell gym equipment with Zautra Fitness. Zautra Fitness would buy the equipment and the Company would reimburse for the full cost. When the equipment is sold the Company will receive 100% of the cost and 60% of the gain. In 2020 the Company received $43,057.60 in cash and recorded an accounts receivable of $23,942.40. The amount represents 67,000 which is $40,000 receipt for the cost of the equipment and $27,000 which represents 60% of the gain to Zautra for the sale of the equipment.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

12 Related Party Transactions

The Company borrowed $125,000 from a relative of the Company CEO. This amount is due on demand and has an interest rate of 0%. At December 31, 2020 the remaining balance of the loan was $35,000.

The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has an original term of 5 years. On December 15, 2017 the purchase price was changed to $.0035 and the term was extended 5 years. The warrants were vested 100% on April 7, 2014 when issued.

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $760,000 at December 31, 2018. The Company made payments of $173,149 and $103,475 in excess of the current $180,000 salary for years ended December 31, 2020 and 2019, respectively.

The Company paid $150,000 and $99,000 for the years ended December 31, 2020 and 2019, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

13 Subsequent Events

Per management review, no other material subsequent events have occurred.

,

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company's previous fiscal years ended December 31, 2004 through 2018, neither the Company nor anyone on the Company's behalf consulted with BF Borgewrs CPA PC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation SK.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer d Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a15(e) and 15d15(e) under the Exchange Act) as of December 31, 2020. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2020.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a15(f) and 15d15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of December 31, 2020, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2020 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of December 31, 2020:

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2020, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Age	With Company Since	Director/Position

Glenn Laken	66	April 7, 2014	CEO, CFO and Chairman of the Board of Directors

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2020, the Board of Directors met one time. In addition, the Board of Directors had otherwise transacted business by unanimous written consents during the year 2020.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and noncash compensation paid by the Company to its CEO and CFO and the CEO of XA during the fiscal years ended December 31, 2020 and 2019.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Glenn Laken (1)	2020	$180,000	$0	$0	$0	$180,000
CEO, CFO and Chairman	2019	$180,000	$0	$0	$0	$180,000

(1)	Mr. Laken was appointed as our CEO and Chairman of the Board of Directors on April 30, 2014.

Employment Agreements

The Company has not entered into any employment contract with Glenn Laken, the CEO and Chairman of Board of Directors. Mr. Laken was granted options to purchase forty million (40,000,000) shares of Common Stock at an exercise price of $0.0155 with a term of five years. The Company anticipates entering into an employment agreement with Mr. Laken by April 30, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no un exercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plan

There were no un exercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2020.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Director Compensation

Members of our Board of Directors do not normally receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. No directors received any compensation for their services during the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2020, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner(1)	Title of Class	Amount	Percent of Class(2)
Directors and named Executive Officers
Glenn Laken	Common Stock	12,867,850	2.94%
5% Security Holders
None.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is c/o CMG Holdings Group, Inc. at 2130 Lincoln Park West 8N, Chicago, IL 60614.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (290,716,364), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

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

(iii)	services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	FISCAL YEAR	FISCAL YEAR
FIRM	2020	2019
(i), (ii) Audit Related Fees: BF Borgers CPA PC*	$35,000	$0
(iii) Tax Fees	$—
(iv) All Other Fees	$—	$—
TOTAL FEES	$35,000	$0

*Borgers was paid $35,000 for the December 31,2019 and 2019 audits for the Form 10 that was filed.

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

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Incorporate by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
Agreement and Plan of Reorganization dated May 27, 2008 between
2.1	CMG Holding, Inc. and Creative Management Group, Inc.	8-K	May 5, 2008
3.1	Certificate of Incorporation of Pebble Beach Enterprises, Inc. dated July 26, 2004	10-KSB	February 1, 2006
Amendment to Certificate of Incorporation of CMG Holding, Inc., dated
3.2	February 20, 2008	8-K	February 1, 2006
3.3	Bylaws of CMG Holdings, Inc.	8-K	February 1, 2006
Certificate of the Designations, Powers Preferences and Rights of the Series A
3.4	Convertible Preferred Stock dated March 31, 2011	8-K	April 6, 2011
Certificate of the Designations, Powers Preferences and Rights of the Series B
3.6	Convertible Preferred Stock dated March 31, 2011	8-K	April 12, 2011
Form of Convertible Promissory Notes issued to Continental Equities, LLC on
4.1	September 7, 2012	10-K	June 8, 2015
Form of Convertible Promissory Notes issued to Asher Enterprises, Inc. on May
4.2	20, 2013	10-K	June 8, 2015
10.1	Stock Purchase Agreement AudioEye date March 31, 2010.	10-K	April 15, 2010
10.2	AudioEye Spinoff Master Agreement dated June 22, 2011	8-K	June 24, 2011
10.3	Revised AudioEye Spinoff Master Agreement dated April 5, 2012	8-K	April 27, 2012
Royalty Agreement, dated June 22, 2011, by and between the Company
10.4	and AudioEye	10-K	June 8, 2015
Services Agreement, dated June 22, 2011, by and between the Company
10.5	and AudioEye	10-K	June 8, 2015
Call Option Agreement, dated August 1, 2013, between the Company and
10.6	AudioEye	10-K	June 8, 2015
Call Option Agreement Second Extension, dated September 14, 2013, between the
10.7	Company and AudioEye	10-K	June 8, 2015
Call Option Agreement Third Extension, dated November 7, 2013, between the
10.8	Company and AudioEye	10-K	June 8, 2015
Call Option Agreement Second Extension, dated December 16, 2013, between the
10.9	Company and AudioEye	10-K	June 8, 2015
Modification to Separation Agreement and Release, dated June 26, 2013,
10.10	between the Company and Alan Morell	10-K	June 8, 2015
Settlement Agreement, dated August 3, 2013, among the Company, James
10.11	Ennis, Scott Baily, Martin Boyle, Hudson Capital Advisors and Michael Vandetty	10-K	June 8, 2015
Termination Agreement and Release, dated August 3, 2013, among the Company,
10.12	Continental Investments Group, Inc. and Connied, Inc.	10-K	June 8, 2015
Form Resignation and Compensation Agreement, dated February 5, 2014,
10.13	between the Company and Barry Kernan, Ian Thompson and Declan Keegan	10-K	June 8, 2015
Form Indemnification Agreement, dated February 5, 2014, between the
10.14	Company and Barry Kernan, Ian Thompson and Declan Keegan	10-K	June 8, 2015
February 20,
14.1	Code of Ethics	10-KSB	2008
21.1	Subsidiaries of Registrant *
CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to
31.1	Section 302 *
CMG Holdings Group, Inc. Certification of Chief Financial Officer pursuant to
31.2	Section 302 *
32.1	CMG Holdings Group, Inc. Certification of CEO and CFO Officer pursuant to 18
U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

Interactive Data Files for CMG Holdings Group, Inc. 10K for the Year Ended December 31, 2020

101 INS**  XBRL Instance Document

101 SCH** XBRL Taxonomy Extension Schema Document

101 CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF** XBRL Taxonomy Extension Definition Linkbase Document

101 LAB** XBRL Taxonomy Extension Label Linkbase Document

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

CMG HOLDINGS GROUP, INC. (Registrant)
March 31, 2021	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CMG HOLDINGS GROUP, INC. (Registrant)
March 31, 2021	By: /s/ Glenn Laken
Glenn Laken, Chairman