Form 10-Q
period 2021-03-31
CMG HOLDINGS GROUP, INC.
filed 2021-05-14
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 3, 2021, there were 438,672,016 shares of common stock of the registrant issued and outstanding.

	CMG HOLDINGS GROUP, INC. FORM 10-Q TABLE OF CONTENTS
Item #	Description	Page Numbers
	PART I FINANCIAL INFORMATION
ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS	16
ITEM 4	CONTROLS AND PROCEDURES	16

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	17
ITEM 1A	RISK FACTORS	17
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4	MINE SAFETY DISCLOSURES	18
ITEM 5	OTHER INFORMATION	18
ITEM 6	EXHIBITS	18

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 2021 AND 2020

CMG Holdings Group, Inc.
Consolidated Balance Sheet
	(Unaudited)	(Audited)
	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$500,874	$411,136
Accounts receivable	15,005	24,941
Gym inventory	16,000	—
Loan receivable	169,173	164,321

Total current assets	701,052	600,398

Property and equipment	8,982	9,911

Total Assets	$710,034	$610,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$—	$10,500
Deferred compensation	440,376	483,376
Loan from outside party	15,000	35,000
Paycheck Protection Loan	108,293	45,792
Note payable	96,250	108,750

Total current liabilities	659,919	683,418

TOTAL LIABILITIES	659,919	683,418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of March 31, 2021 and 438,672,016 as of December 31, 2020	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Treasury stock	—	—
Accumulated deficit	(15,019,246)	(15,142,470)

TOTAL STOCKHOLDERS DEFICIT	50,115	(73,109)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$710,034	$610,309

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
(Unaudited)
	For the three	For the three
	months ended	months ended
	March 31, 2021	March 31, 2020

Revenues	$92,999	$—

Operating expenses
Cost of revenues	43,399	—
Interest expense	—	1,625
General and administrative expenses	159,163	208,413
Total operating expenses	202,562	210,038

Net income from operations	(109,563)	(210,038)

Other income (expemse)
Interest Income	4,852	—
Gain on sale of Good Gaming stock	56,260	—
Settlement Hudson Gray	184,175	148,000
Settlement of loan payable	(12,500)	(12,500)
Total other income (expense)	232,787	135,500
	.	.
Net income	$123,224	$(74,538)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	438,672,016	440,350,000

Income (Loss) per Common Share - Basic and Diluted	$—	$—

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity (Unaudited)

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2020	—	$—	438,672,016	$438,672	$14,630,689	$—	$(15,142,470)	$(73,109)

Net Income(Loss) for the year	—	—	—	—	—	—	123,224	123,224

Balance March 31, 2021	—	—	438,672,016	$438,672	$14,630,689	$—	$(15,019,246)	$50,115

	Preferred Stock		Common Stock
					Additional			Total
	Number of		Number of		Paid In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2019	—	$—	449,506,008	$449,506	$14,687,865	$(39,000)	$(15,185,444)	$(87,073)

Purchase Treasury Stock						(18,251)		(18,251)

Retire treasury stock			(9,156,008)	(9,156)	(48,095)	57,251		—

Net Income(Loss) for the year	—	—	—	—	—	—	(74,538)	(74,538)

Balance March 31, 2020	—	—	440,350,000	$440,350	$14,639,770	$—	$(15,259,982)	$(179,862)

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123,224	$(74,538)
Adjustments to reconcile net income to cash used in operating activities
Depreciation	929	929
Interest income	(4,851)
Deferred compensation	(43,000)	(91,651)
Accounts receivable	9,936	39,515
Gym equipment inventory	(16,000)	—
Accounts payable	(10,500)	(64,000)

Net cash provided by operations	59,738	(189,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to Pristec	—	(10,000)
Net cash provided by investing activities	—	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase treasury stock	—	(18,251)
Proceeds from Paycheck Protection Loan	62,500	—
Payment of loan payable	(12,500)	(12,500)
Payment of loan payable	(20,000)	(6,687)
Net cash provided by financing activities	30,000	(37,438)

Net increase in cash	89,738	(237,183)
Cash, beginning of period	411,136	781,752
Cash, end of period	$500,874	$544,569

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

a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") and are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Lincoln Acquisitions Inc. All intercompany transactions have been eliminated. The Company's fiscal year-end is December 31.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company had no cash equivalents.

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

Accounts receivable consist of invoices for events that occurred prior to periodend that the payments were received in the following year. The balance of accounts receivable at March 31, 2021 and December 31, 2020 were $15,005 and $24,941, respectively.

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

Accounts payable consist of expenses incurred during the year that had not yet been paid. The balance of accounts payable at March 31, 2021 is $0. The balance of accounts payable at December 31, 2020 were $10,500. These accounts payable consisted of trade accounts payable.

6	Equity

a.	Common Stock

During the periods ended March 31, 2021 and December 31, 2020, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended March 31, 2021 and December 31, 2020, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years.

7	Notes Payable

Convertible Promissory Notes

a.	During the periods ended March 31, 2021 and December 31, 2020, the Company did not issue any new convertible promissory notes.

8	Legal Proceedings

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

9	Income Taxes

The Company has a net operating loss carried forward of $15,019,246 available to offset taxable income in future years which commence expiring in 2029. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2021 and 2020). As of March 31, 2021 and December 31, 2020, the Company had no uncertain tax positions.

	2021	2020
Income tax recovery at Statutory rate	$(25,877)	$15,653
Permanent differenced and other	—	—
Valuation allowance charges	25,877	(15,653)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2021
Net operating loss carried forward	$15,019,246	$15,142,670
Valuation allowance	(15,019,246)	(15,142,670)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

10	Segments

The Company splits its business activities during the period ended March 31, 2021 into two reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended March 31, 2021.

		CMG
		Holding
	XA	Group	Total
Revenues	70,514	7,480	77,994

Operating expenes	102,925	116,136	219,061

Operating income (loss)	(32,411)	(108,656)	(141,067)

Other income (expense)	—	176,527	176,527

Net income (loss)	(32,411)	67,871	35,460

The Company splits its business activities during the period ended March 31, 2020 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended March 31, 2020.

		CMG
		Holding
	XA	Group	Total
Revenues	—	—	—

Operating expenes	92,217	107,696	199,913

Operating income (loss)	(92,217)	(107,696)	(199,913)

Other income (expense)	—	137,875	137,875

Net income (loss)	(92,217)	30,179	(62,038)

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

11	Gym Equipment

During the year ended December 31, 2020, the Company entered into an agreement to buy and sell gym equipment with Zautra Fitness. Zautra Fitness would buy the equipment and the Company would reimburse for the full cost. When the equipment is sold the Company will receive 100% of the cost and 60% of the gain. In 2020 the Company received $43,057.60 in cash and recorded an accounts receivable of $23,942.40. The amount represents 67,000 which is $40,000 receipt for the cost of the equipment and $27,000 which represents 60% of the gain to Zautra for the sale of the equipment. For the period ended March 31, 2021 the Company received $22,484 in revenue for sales in excess of accounts receivable at December 31, 2020. The Company recorded $15,000 of cost of revenues.

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

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $483,376 at December 31, 2019. The Company made payments of $43,000 and $173,149 in excess of the current $45,000 and $180,000 salary for periods ended March 31, 2021 and December 31, 2020, respectively.

The Company paid $37,500 and $150,000 for the periods ended March 31, 2021 and December 31, 2020, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2021

Gross revenues increased from $0 for the three months ended March 31, 2020 to $92,999 for the three months ended March 31, 2021. The increase in revenues was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Cost of revenue increased from $0 for the three months ended March 31, 2020 to $43,399 for the three months ended March 31, 2021. The increase in cost of revenues was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Operating expenses decreased from $208,413 for the three months ended March 31, 2020 to $159,163 for the three months ended March 31, 2021. The decrease in operating expenses is due to the decrease in support expenses to run business.

Net income increased from a loss of $74,538 for the three months ended March 31, 2020 to net income of $123,224 for the three months ended March 31, 2021. The increase in net loss to net income was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2021, the Company’s cash on hand was $500,874.

Cash provided by operating activities for the three months ended March 31, 2021 was $59,738, as compared to cash used in operating activities of $189,745 for the three months ended March 31, 2020. The increase in net loss to net income was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Cash used in investing activities for the three months ended March 31, 2021 was $0 as compared cash used in investing activities of $10,000 for the three months ended March 31, 2020. This was due to the Company not loaning additional funds to Pristec America during the quarter.

Cash provided by financing activities for the three months ended March 31, 2021 was $50,000 as compared to $37,438 used in the three months ended March 31, 2020.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2021.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of March 31, 2021, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2021 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of March 31, 2021:

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting. As of March 31, 2021 no changes have occurred.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the period ended March 31, 2021, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

In 2014 the Company filed a lawsuit against Hudson Gray et al. On January 14, 2019 the parties entered into arbitration. The parties reached agreement whereby the Company would be paid $2,750,000. The payments are scheduled as follows:

	Amount		Attorney's
	Due	Paid	Fees
Payment upon execution of the agreement	$400,000	$214,548	$185,452
On or before February 8, 2019	$100,000	$53,650	$46,350
On or before June 30, 2019	$200,000	$148,000	$52,000
On or before September 30, 2019	$200,000	$148,000	$52,000
On or before December 31, 2019	$200,000	$146,496	$53,504
On or before March 31, 2020	$200,000	$148,000	$52,000
On or before June 30, 2020	$200,000	$146,352	$53,648
On or before September 30, 2020	$250,000	$184,175	$65,825
On or before December 31, 2020	$250,000	$183,317	$66,683
On or before March 31, 2021	$250,000	$184,175	$65,825
On or before June 30, 2021	$250,000
On or before September 30, 2021	$250,000
	$2,750,000	$1,556,713	$693,287

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

Description of Exhibit Filing Reference

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

CMG HOLDINGS GROUP, INC.
Dated: May 14, 2021	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer