Form 10-Q
period 2021-06-30
CMG HOLDINGS GROUP, INC.
filed 2021-08-16
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

Commission file number 000-51770

CMG HOLDINGS GROUP, INC

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

As of August 6, 2021, there were 438,672,016 shares of common stock of the registrant issued and outstanding.

PART II OTHER INFORMATION

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL

STATEMENTS FOR THE QUARTER ENDED June 30, 2021 AND 2021

CMG Holdings Group, Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$466,244	$411,136
Accounts receivable	15,004	24,941
Loan receivable Pristec	118,117	164,321
Loan receivable NVT	275,448	—
Prepaid legal fees	206,000	—

Total current assets	1,080,813	600,398

Property and equipment	8,054	9,911

Total Assets	$1,088,867	$610,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$—	$10,500
Deferred compensation	470,376	483,376
Paycheck protection loan payable	108,292	45,792
Loan from outside party	15,000	35,000
Loan payable	—	—
Note payable	83,750	108,750

Total current liabilities	677,418	683,418

TOTAL LIABILITIES	677,418	683,418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of June 30, 2021 and December 31, 2020, respectively	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Treasury Stock	—	—
Accumulated deficit	(14,657,912)	(15,142,470)

TOTAL STOCKHOLDERS DEFICIT	411,449	(73,109)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,088,867	$610,309

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$199,286	$9,609	$292,284	$9,609

Operating expenses
Cost of revenues	233,979	8,644	277,378	8,644
Interest expense	—	750	—	2,375
General and administrative expenses	211,972	158,321	371,135	366,734
Total operating expenses	445,951	167,715	648,513	377,753

Net income from operations	(246,665)	(158,106)	(356,229)	(368,144)

Other income
Settlement of Hudson Gray	188,468	146,352	372,643	294,352
Settlement of loan payable	(12,500)	(6,250)	(25,000)	(18,750)
Interest income	17,172		22,024
Gain on sale of stock.	414,859	—	471,120	—
Total other income	607,999	140,102	840,787	275,602

Net income	$361,333	$(18,004)	$484,557	$(92,542)

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2019	—	$—	449,506,008	$449,506	$14,687,865	$(39,000)	$(15,185,444)	$(87,073)

Purchase Treasury Stock						(18,251)		(18,251)

Retire treasury stock			(9,156,008)	(9,156)	(48,095)	57,251		—

Net Income(Loss) for the year	—	—	—	—	—	—	(92,542)	(92,542)

Balance June 30, 2020	—	—	440,350,000	$440,350	$14,639,770	$—	$(15,277,986)	$(197,866)

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2020	—	—	438,672,016	438,672	14,630,689	—	(15,142,470)	(73,109)

Net Income(Loss) for the year	—	—	—	—	—	—	484,557	484,557

Balance June 30, 2021	—	$—	438,672,016	$438,672	$14,630,689	$—	$(14,657,912)	$411,449

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the six	For the six
	months ended	months ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$484,557	$(92,542)
Adjustments to reconcile net income to cash used in operating activities
Accounts receivable	9,937	39,515
Prepaid legal fees	(206,000)	—
Gain on sale of stock	(471,120)
Depreciation	1,857	1,857
Deferred compensation	(13,000)	—
Interest income	(22,023)	—
Accounts payable	(10,500)	(64,000)

Net cash provided by operations	(226,292)	(115,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	—	(82,500)
Proceeds from repayment of notes receivable	60,000
Proceeds from sale of stock	471,120
Payment of notes receivable	(267,220)
Payment of deferred compensation	—	(110,649)
Net cash provided by investing activities	263,900	(193,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	—	(18,251)
Proceeds from paycheck protection loan	62,500	45,485
Payment of loans	(45,000)	(46,688)
Net cash provided by financing activities	17,500	(19,454)

Net increase in cash	55,108	(327,773)
Cash, beginning of year	411,136	781,752
Cash, end of year	$466,244	$453,979

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

2 Summary of Significant Accounting

a) Basis of Presentation and Principle of Consolidation

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents. The cash balance as of June 30, 2021 and December 31, 2020 was $466,244 and $411,136, respectively

d) Basic and Diluted Net Loss Per Share

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

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)
e)	Financial Instruments (Continued)

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

g) Impairment of long lived assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

h) Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

3 Accounts Receivable

Accounts receivable consist of invoices for events that occurred prior to period end that the payments were received in the following year. The balance of accounts receivable at June 30, 2021 and December 31, 2020 were $15,004 and $24,941, respectively.

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

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. During the six months ended June 30, 2021 the Company loaned an additional $267,220 to NVT. NVT repaid $60,000 to the Company. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was extended on December 24, 2020 until December 24, 2021.

5 Accounts Payable

Accounts payable consist of expenses incurred during the year that had not yet been paid. The balance of accounts payable at June 30, 2021 is $0. The balance of accounts payable at December 31, 2020 were $10,500. These accounts payable consisted of trade accounts payable.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

6 Equity

a.	Common Stock

During the periods ended June 30, 2021 and December 31, 2020, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended June 30, 2021 and December 31, 2020, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years

7 Notes Payable

Convertible Promissory Notes

a.	During the periods ended June 30, 2021 and December 31, 2020, the Company did not issue any new convertible promissory notes.

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

9 Income Taxes

The Company has a net operating loss carried forward of $14,657,912 available to offset taxable income in future years which commence expiring in 2029. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2021 and 2020). As of June 30, 2021 and December 31, 2020, the Company had no uncertain tax positions.

	2021	2020
Income tax recovery at Statutory rate	$(101,757)	$15,653
Permanent differences and other	—	—
Valuation allowance charges	101,757	(15,653)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Net operating loss carried forward	$14,657,912	$15,142,470
Valuation allowance	(14,657,912)	(15,142,470)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

10 Segments

The Company splits its business activities during the period ended June 30, 2021 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended June 30, 2021.

		CMG
		Holding
	XA	Group	Total
Revenues	192,400	99,883	292,284

Operating expenses	368,520	279,992	648,513

Operating income (loss)	(176,120)	(180,109)	(356,229)

Other income (expense)	—	840,786	840,787

Net income (loss)	(176,120)	660,677	484,557

 The Company splits its business activities during the period ended June 30, 2020 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended June 30, 2020.

		CMG
		Holding
	XA	Group	Total
Revenues	9,609	—	9,609

Operating expenses	172,523	205,230	377,753

Operating income (loss)	(162,914)	(205,230)	(368,144)

Other income (expense)	—	275,602	275,602

Net income (loss)	(162,914)	70,372	(92,542)

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

11 Gym Equipment

During the year ended December 31, 2020, the Company entered into an agreement to buy and sell gym equipment with Zautra Fitness. Zautra Fitness would buy the equipment and the Company would reimburse for the full cost. When the equipment is sold the Company will receive 100% of the cost and 60% of the gain. Zatura Fitness will keep 40% of the profit. In 2020 the Company received $43,057.60 in cash and recorded an accounts receivable of $23,942.40. The amount represents 67,000 which is $40,000 receipt for the cost of the equipment and $27,000 which represents 60% of the gain to Zautra for the sale of the equipment. For the period ended June 30, 2021 the Company received $99,883 in revenue for sales in excess of accounts receivable at December 31, 2020. The Company recorded $58,000 of cost of revenues.

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

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $470,376 at June 30, 2021. The Company made payments of $13,000 and $173,149 in excess of the current $90,000 and $180,000 salary for periods ended June 30, 2021 and December 31, 2020, respectively.

The Company paid $75,000 and $150,000 for the periods ended June 30, 2021 and December 31, 2020, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

13 Subsequent Events

Per management review, no other material subsequent events have occurred.

The $206,000 of prepaid legal fees was returned unused during the third quarter.

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

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED June 30, 2021

Gross revenues increased from $9,609 for the six months ended June 30, 2020 to $292,284 for the six months ended June 30, 2021. The increase in revenues was mainly attributable to the beginning recovery from a worldwide pandemic that took place during the quarter.

Cost of revenue increased from $8,644 for the six months ended June 30, 2020 to $277,378 for the six months ended June 30, 2021. The increase in revenues was mainly attributable to the beginning recovery from a worldwide pandemic that took place during the quarter.

Operating expenses increased from $366734 for the six months ended June 30, 2020 to $371,135 for the six months ended June 30, 2021. The increase in operating expenses is due to the increase in salaries for its full-time employees.

Net income increased from a loss of $92,542 for the six months ended June 30, 2020 to net income of $488,557 for the six months ended June 30, 2021. The decrease in net income to net loss was mainly attributable to the worldwide pandemic that took place during the quarter. At least two major jobs that were scheduled for the first quarter were canceled due to the pandemic.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2021, the Company’s cash on hand was $466,244.

Cash used in operating activities for the six months ended June 30, 2021 was $226,292, as compared to cash used in operating activities of $115,170 for the six months ended June 30, 2020. The decrease in revenues was mainly attributable to the worldwide pandemic that took place during the quarter.

Cash provided by investing activities for the six months ended June 30, 2021 was $263,900 as compared cash used in investing activities of $193,149 for the six months ended June, 2020.

Cash used in financing activities for the six months ended June 30, 2021 was $17,500, as compared to $19,454 used for the six months ended June 30, 2020.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of June 30, 2021, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2021 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of June 30, 2021:

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

IITEM 1 – LEGAL PROCEEDINGS

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

In 2014 the Company filed a lawsuit against Hudson Gray et al. On January 14, 2019 the parties entered into arbitration. The parties reached agreement whereby the Company would be paid $2,750,000. The payments are scheduled as follows:

Due		Amount Paid	Attorney's Fees
Payment upon execution of the agreement	$400,000	$214,548	$185,452
On or before February 8, 2019	$100,000	$53,650	$46,350
On or before June 30, 2019	$200,000	$148,000	$52,000
On or before September 30, 2019	$200,000	$148,000	$52,000
On or before December 31, 2019	$200,000	$146,496	$53,504
On or before March 31, 2020	$200,000	$148,000	$52,000
On or before June 30, 2020	$200,000	$146,352	$53,648
On or before September 30, 2020	$250,000	$184,175	$65,825
On or before December 31, 2020	$250,000	$183,312	$66,683
On or before March 31, 2021	$250,000	$184,175	$65,825
On or before June 30, 2021	$250,000	$188,468	$61,532
On or before September 30, 2021	$250,000
	$2,750,000	$1,745,181	$754,819

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

CMG HOLDINGS GROUP, INC.
Dated: August 16, 2021	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer