Form 10-Q
period 2021-09-30
CMG HOLDINGS GROUP, INC.
filed 2021-11-15
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated Filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of October 29, 2021, there were 438,672,016 shares of common stock of the registrant issued and outstanding.

	CMG HOLDINGS GROUP, INC. FORM 10-Q TABLE OF CONTENTS
Item #	Description	Page Numbers
	PART I FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
ITEM 2	OPERATIONS	15
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS	16
ITEM 4	CONTROLS AND PROCEDURES	16

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	17
ITEM 1A	RISK FACTORS	18
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4	MINE SAFETY DISCLOSURES	18
ITEM 5	OTHER INFORMATION	18
ITEM 6	EXHIBITS	18

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL

STATEMENTS FOR THE QUARTER ENDED September 30, 2021 AND 2021

CMG Holdings Group, Inc.
Consolidated Balance Sheet

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$639,685	$411,136
Accounts receivable	203,260	24,941
Loan receivable Pristec	121,447	164,321
Loan receivable NVT	565,701	—
Prepaid legal fees	7,266	—

Total current assets	1,537,359	600,398

Property and equipment	7,126	9,911

Total Assets	$1,544,485	$610,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$80,000	$10,500
Deferred compensation	468,514	483,376
Paycheck protection loan payable	108,292	45,792
Loan from outside party	15,000	35,000
Note payable	71,250	108,750

Total current liabilities	743,056	683,418

TOTAL LIABILITIES	743,056	683,418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of June 30, 2021 and December 31, 2020, respectively	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Treasury Stock	—	—
Accumulated deficit	(14,267,932)	(15,142,470)

TOTAL STOCKHOLDERS DEFICIT	801,429	(73,109)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,544,485	$610,309

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited

	For the three months ended		For the nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Revenues	$764,990	$—	$1,057,274	$9,609

Operating expenses
Cost of revenues	440,105	5,585	717,482	14,228
Interest expense	—	—	—	—
General and administrative expenses	152,360	148,451	523,496	517,560
Total operating expenses	592,465	154,036	1,240,978	531,788

Net income from operations	172,525	(154,036)	(183,704)	(522,179)

Other income
Settlement of Hudson Gray	216,472	184,175	589,115	478,527
Settlement of loan payable	(12,500)	(10,000)	(37,500)	(28,750)
Interest income	13,483	—	35,507	—
Gain on sale of stock.	—	—	471,120	—
Total other income	217,455	174,175	1,058,242	449,777

Net income	$389,980	$20,139	$874,538	$(72,402)

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2019	—	$—	449,506,008	$449,506	$14,687,865	$(39,000)	$(15,185,444)	$(87,073)

Purchase Treasury Stock						(18,251)		(18,251)

Retire treasury stock			(9,156,008)	(9,156)	(48,095)	57,251		—

Net Income(Loss) for the year	—	—	—	—	—	—	(72,402)	(72,402)

Balance September 30, 2020	—	—	440,350,000	$440,350	$14,639,770	$—	$(15,257,846)	$(177,726)

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2020	—	—	438,672,016	438,672	14,630,689	—	(15,142,470)	(73,109)

Net Income(Loss) for the year	—	—	—	—	—	—	874,538	874,538

Balance September 30, 2021	—	$—	438,672,016	$438,672	$14,630,689	$—	$(14,267,932)	$801,429

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the nine	For the nine
	months ended	months ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$874,538	$(72,402)
Adjustments to reconcile net income to cash used in operating activities
Accounts receivable	(178,319)	39,515
Prepaid legal fees	(7,266)	—
Gain on sale of stock	(471,120)	—
Depreciation	2,785	2,786
Deferred compensation	—	135,000
Interest income	(35,507)	—
Accounts payable	69,500	(64,000)

Net cash provided by operations	254,611	40,899

CASH FLOWS FROM INVESTING ACTIVITIES
Investment	—	(82,500)
Loan receivable	(547,320)
Proceeds from repayment of notes receivable	60,000	45,485
Proceeds from sale of stock	471,120
Payment of notes receivable	—	(48,189)
Payment of deferred compensation	(14,862)	(260,649)
Net cash used in investing activities	(31,062)	(345,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	—	(18,251)
Proceeds from paycheck protection loan	62,500
Payment of loans	(57,500)	(35,000)
Net cash provided by (used in) financing activities	5,000	(53,251)

Net increase in cash	228,549	(358,205)
Cash, beginning of year	411,136	781,752
Cash, end of year	$639,685	$423,547

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents. The cash balance as of September 30, 2021 and December 31, 2020 was $639,685 and $411,136, respectively

d) Basic and Diluted Net Loss Per Share

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

3 Accounts Receivable

Accounts receivable consist of invoices for events that occurred prior to period end that the payments were received in the following year. The balance of accounts receivable at September 30, 2021 and December 31, 2020 were $203,260 and $24,941, respectively.

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

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. During the nine months ended September 30, 2021 the Company loaned an additional $515,701 to NVT. NVT repaid $60,000 to the Company. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was extended on December 24, 2020 until December 24, 2021.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

5 Accounts Payable

Accounts payable consist of expenses incurred during the year that had not yet been paid. The balance of accounts payable at September 30, 2021 is $80,000. The balance of accounts payable at December 31, 2020 were $10,500. These accounts payable consisted of trade accounts payable.

6 Equity

a.	Common Stock

During the periods ended September 30, 2021 and December 31, 2020, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended September 30, 2021 and December 31, 2020, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years

7 Notes Payable

Convertible Promissory Notes

a.	During the periods ended September 30, 2021 and December 31, 2020, the Company did not issue any new convertible promissory notes.

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

9 Income Taxes

The Company has a net operating loss carried forward of $14,187,932 available to offset taxable income in future years which commence expiring in 2029. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2021 and 2020). As of September 30, 2021 and December 31, 2020, the Company had no uncertain tax positions.

	2021	2020
Income tax recovery at Statutory rate	$(183,653)	$15,653
Permanent differences and other	—	—
Valuation allowance charges	183,653	(15,653)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Net operating loss carried forward	$14,267,932	$15,142,470
Valuation allowance	(14,267,932)	(15,142,470)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

10 Segments

The Company splits its business activities during the three months ended September 30, 2021 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the three months ended September 30, 2021.

		CMG
		Holding
	XA	Group	Total
Revenues	755,633	9,357	764,990

Operating expenses	512,323	80,142	592,465

Operating income (loss)	243,310	(70,785)	172,525

Other income (expense)	—	217,455	217,455

Net income (loss)	243,310	146,670	389,980

 The Company splits its business activities during the three months ended September 30, 2020 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the three months ended September 30, 2020.

		CMG
		Holding
	XA	Group	Total
Revenues	—	—	—

Operating expenses	87,378	66,657	154,035

Operating income (loss)	(87,378)	(66,657)	(154,035)

Other income (expense)	—	183,643	183,643

Net income (loss)	(87,378)	116,986	(29,608)

The Company splits its business activities during the nine months ended September 30, 2021 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the nine months ended September 30, 2021.

		CMG
		Holding
	XA	Group	Total
Revenues	948,033	109,241	1,057,274

Operating expenses	880,844	360,134	1,240,978

Operating income (loss)	67,189	(250,893)	(183,704)

Other income (expense)	—	1,058,242	1,058,242

Net income (loss)	67,189	807,349	874,538

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

10 Segments (continued)

 The Company splits its business activities during the nine months ended September 30, 2020 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the nine months ended September 30, 2020.

		CMG
		Holding
	XA	Group	Total
Revenues	9,609	—	9,609

Operating expenses	259,902	271,887	531,180

Operating income (loss)	(250,293)	(271,887)	(522,180)

Other income (expense)	—	449,777	449,777

Net income (loss)	(250,293)	177,890	(72,403)

11 Gym Equipment

During the year ended December 31, 2020, the Company entered into an agreement to buy and sell gym equipment with Zautra Fitness. Zautra Fitness would buy the equipment and the Company would reimburse for the full cost. When the equipment is sold the Company will receive 100% of the cost and 60% of the gain. Zatura Fitness will keep 40% of the profit. In 2020 the Company received $43,057.60 in cash and recorded an accounts receivable of $23,942.40. The amount represents 67,000 which is $40,000 receipt for the cost of the equipment and $27,000 which represents 60% of the gain to Zautra for the sale of the equipment. For the period ended September 30, 2021 the Company received $109,241 in revenue for sales in excess of accounts receivable at December 31, 2020. The Company recorded $58,000 of cost of revenues.

12 Related Party Transactions

The Company borrowed $125,000 from a relative of the Company CEO. This amount is due on demand and has an interest rate of 0%. At December 31, 2020 the remaining balance of the loan was $15,000.

The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has an original term of 5 years. On December 15, 2017 the purchase price was changed to $.0035 and the term was extended 5 years. The warrants were vested 100% on April 7, 2014 when issued.

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $468,514 at September 30, 2021. The Company made payments of $14,862 and $173,149 in excess of the current $135,000 and $180,000 salary for periods ended September 30, 2021 and December 31, 2020, respectively.

The Company paid $112,500 and $150,000 for the periods ended September 30, 2021 and December 31, 2020, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

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

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2021

Gross revenues increased from $9,609 for the nine months ended September 30, 2020 to $1,057,274 for the nine months ended September 30, 2021. The increase in revenues was mainly attributable to the beginning recovery from a worldwide pandemic that took place during the quarter.

Cost of revenue increased from $14,228 for the nine months ended September 30, 2020 to $717,482 for the nine months ended September 30, 2021. The increase in cost of revenues was mainly attributable to the beginning recovery from a worldwide pandemic that took place during the quarter.

Operating expenses increased from $517,560 for the nine months ended September 30, 2020 to $523,496 for the nine months ended September 30, 2021. The increase in operating expenses is due to the increase in salaries for its full-time employees.

Net income increased from a loss of $72,402 for the nine months ended September 30, 2020 to net income of $874,538 for the nine months ended September 30, 2021. The increase in net loss to net income was mainly attributable to the beginning recovery from a worldwide pandemic that took place during the quarter.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2021, the Company’s cash on hand was $639,685.

Cash provided by operating activities for the nine months ended September 30, 2021 was $254,611, as compared to cash provided by operating activities of $40,899 for the nine months ended September 30, 2020. The increase in revenues was mainly attributable to the beginning recovery from a worldwide pandemic that took place during the quarter.

Cash used in investing activities for the nine months ended September 30, 2021 was $31,062 as compared cash used in investing activities of $345,853 for the nine months ended September, 2020.

Cash provided by financing activities for the nine months ended September 30, 2021 was $5,000, as compared to cash used in financing activities of $53,251for the nine months ended September 30, 2020.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30,2021, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 20212.

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

In performing this assessment, management has identified the following material weaknesses as of September 30, 2021:

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting. As of September 30, 2021 no changes have occurred.

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

In 2014 the Company filed a lawsuit against Hudson Gray et al. On January 14, 2019 the parties entered into arbitration. The parties reached agreement whereby the Company would be paid $2,750,000. The payments are scheduled as follows:

Due		Amount Paid	Attorney's Fees
Payment upon execution of the agreement	$400,000	$214,548	$185,452
On or before February 8, 2019	$100,000	$53,650	$46,350
On or before June 30, 2019	$200,000	$148,000	$52,000
On or before September 30, 2019	$200,000	$148,000	$52,000
On or before December 31, 2019	$200,000	$146,496	$53,504
On or before March 31, 2020	$200,000	$148,000	$52,000
On or before June 30, 2020	$200,000	$146,352	$53,648
On or before September 30, 2020	$250,000	$184,175	$65,825
On or before December 31, 2020	$250,000	$183,312	$66,683
On or before March 31, 2021	$250,000	$184,175	$65,825
On or before June 30, 2021	$250,000	$188,468	$61,532
On or before September 30, 2021	$250,000	$216,472	$33,528
	$2,750,000	$1,,961,653	$788,347

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

CMG HOLDINGS GROUP, INC.
Dated: November 10, 2021	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer