Form 10-K
period 2021-12-31
CMG HOLDINGS GROUP, INC.
filed 2022-03-31
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

[]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

The Aggregate market value of the Company’s common shares issued and outstanding as of February 28, 2022, was $3,421,642. The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year 2021, was $3,684,845.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of February 28, 2022, there were 438,672,016 shares of Common Stock, no par value, outstanding.

Documents Incorporated by Reference. None

	CMGO HOLDINGS GROUP, INC. FORM 10-K TABLE OF CONTENTS
Item #	Description	Page Numbers
	PART I
ITEM 1	BUSINESS		3
ITEM 1A	RISK FACTORS		6
ITEM 1B	UNRESOLVED STAFF COMMENTS		6
ITEM 2	PROPERTIES		6
ITEM 3	LEGAL PROCEEDINGS		8
ITEM 4	MINE SAFETY DISCLOSURES		8
	PART II
ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES		7
ITEM 6	SELECTED FINANCIAL DATA		8
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		9
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		F-1
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE		12
ITEM 9A	CONTROLS AND PROCEDURES		12
ITEM 9B	OTHER INFORMATION		13
	PART III		14
ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE		14
ITEM 11	EXECUTIVE COMPENSATION		16
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS		17
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE		18
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES		18

PART IV	19

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	20
	SIGNATURES	21
EXHIBIT 31	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
EXHIBIT 32	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

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

ITEM 1: DESCRIPTION OF BUSINESS

Some of the statements contained in this registration statement on Form 10 of CMG Holdings Group, Inc. (hereinafter the “Company”, “we” or the “Company”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward- looking information. In this registration statement, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Registration Statement. Important factors that may cause actual results to differ from projections include, for example:

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

Employees

As of December 31, 2019, the Company and its subsidiary had 3 employees. The personal service character of the marketing communications sector, the quality of personnel and executive management are crucially important to the Company’s continuing success. As of December 31, 2019, the Company has 3 independent contractors they are used on a regular Basis for services.

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

FISCAL YEAR ENDED DECEMBER 31, 2021	HIGH	LOW
First Quarter	0.0090	0.0081
Second Quarter	0.0149	0.0136
Third Quarter	0.0115	0.0106
Fourth Quarter	0.0083	0.0078
FISCAL YEAR ENDED DECEMBER 31, 2020 First Quarter	0.0045	0.0038
Second Quarter	0.0050	0.0045
Third Quarter	0.0151	0.0130
Fourth Quarter	0.0063	0.0058

As of February 28, 2022, our shares of common stock were held by approximately 199 stockholders of record. The transfer agent of our common stock is Corporate Stock Transfer, Inc. 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209. (303) 282-4800.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended December 31, 2021 and 2020.

Transfer Agent

The Company’s transfer agent and registrar of the common stock is Action Stock Transfer Corporation 2469 E Fort Union Blvd, Ste 214, Salt Lake City, UT 84121.

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

Financial analysis

Year ended December 31, 2021 compared to the year ended December 31, 2020 Liquidity and capital resources

As at December 31, 2021 the Company had a cash balance of $595,430 and working capital of $702,906 compared with a cash balance of $411,136 and a working capital deficit of $83,020 at December 31, 2020. The increase in cash was mainly due to the increase in business for XA.

Cash Flows from Operating Activities

During the year ended December 31, 2021, cash flows provided by operating activities was $681,364 compared with used in operating activities of $189,211 of cash flow during the year ended December 31, 2020. The increase in cash flow from operating activities is mainly due to the increase for XA.

Cash Flows from Investing Activity

During the year ended December 31, 2021, cash flows used by investing activities were $0, compared to $29,010 for the year ended December 31, 2020.

Cash Flows from Financing Activities

During the year ended December 31, 2021, cash used in financing activities was $497,070 as compared to $152,395 for the year ended December 31, 2020.

Revenues

The Company had revenues of $1,618,874 in our fiscal year ended December 31, 2021, as compared to $140,758 in year ended December 31, 2020. The increase in revenues is mainly due to the increase for XA.

Cost of Sales

The Company had cost of sales of revenues of $1,214,281 in the year ended December 31, 2021, as compared to

$94,936 in the year ended December 31, 2020. The increase in cost of sales is mainly due to the increase for XA.

Expenses

The Company had total operating expenses of $715,165 in the year ended December 31, 2021, as compared to $637,763 in the year ended December 31, 2020. The increase in operating expense is mainly due to increase in payments to CEO in payment of deferred compensation.

Income

The Company had a net income of $782,212 in the year ended December 31, 2021 as compared to net income of $42,974 in the year ended December 31, 2020.

Capital Resources

At December 31, 2021, we had assets totaling $1,792,275, compared to $610,309 at December 31, 2020. Assets at December 31, 2021 consisted primarily of cash of $595,430, loan receivable of $1,190,648 and property and equipment, net of $6,197.

Liabilities

Our liabilities at December 31, 2021 totaled $1,083,172, compare to $683,418 at December 31, 2020. Liabilities at December 31, 2021 consisted primarily of $438,514 in deferred compensation, loan from outside party of $15,000, paycheck protection loan of $62,500, loan payable of $507,158 and note payable of $60,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CMG HOLDINGS GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CMG Holdings Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CMG Holdings Group, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the two years in the period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

March 31, 2022

CMG Holdings Group, Inc.
Consolidated Balance Sheet
As of December 31,

ASSETS	2021	2020
CURRENT ASSETS
Cash	$595,430	$411,136
Accounts receivable	—	24,941
Loan receivable	1,190,648	164,321

Total current assets	1,786,078	600,398

Property and equipment	6,197	9,911

Total Assets	$1,792,275	$610,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$—	$10,500
Deferred compensation	438,514	483,376
Loan Payable	500,000	—
Loan from outside party	15,000	35,000
Paycheck Protection Loan	62,500	45,792
Note payable	60,000	108,750

Total current liabilities	1,076,014	683,418

TOTAL LIABILITIES	1,076,014	683,418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of December 31, 2021 and 2020	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Accumulated deficit	(14,353,100)	(15,142,470)

TOTAL STOCKHOLDERS DEFICIT	716,261	(73,109)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,792,275	$610,309

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
For the year ended December 31,

	2021	2020

Revenues	$1,618,874	$140,758

Operating expenses
Cost of revenues	1,214,281	94,936
Interest expense	—	3,182
General and administrative expenses	708,007	634,581
Total operating expenses	1,922,288	732,699

Net income from operations	(303,414)	(591,941)

Other income (expense)
Interest Income	35,507	14,321
Settlement of loan payable	(48,750)	(41,250)
Settlement of Lawsuit Hudson Gray	589,115	661,844
Forgiveness of PPP loan	45,792
Gain on sale of securities	471,120	—
Total other income	1,092,784	634,915

Net income	$789,370	$42,974

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	438,672,016	446,782,706

Income (Loss) per Common Share - Basic and Diluted	$0.0020	$—

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2019	-	$—	449,506,008	$449,506	$14,687,865	$(39,000)	$(15,185,444)	$(87,073)

Purchase of treasury stock	—	—	—	—	—	(29,010)		(29,010)

Retirement of treasury stock	—	—	(10,833,992)	(10,834)	(57,176)	68,010	—	—

Net Income(Loss) for the year	—	—	—	—	—	—	42,974	42,974

Balance December 31, 2020	-	—	438,672,016	438,672	14,630,689	—	(15,142,470)	(73,109)

Net Income(Loss) for the year	—	—	—	—	—	—	789,370	789,370

Balance December 31, 2021	-	$—	438,672,016	$438,672	$14,630,689	$—	$(14,353,100)	$716,261

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
For the year ended December 31,

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$789,370	$42,974
Adjustments to reconcile net income to cash used in operating activities
Depreciation	3,714	3,714
Forgiveness of PPP loan	(45,792)
Interest income	(35,507)	(14,321)
Deferred compensation	(44,862)	(173,150)
Accounts receivable	24,941	15,572
Accounts payable	(10,500)	(64,000)

Net cash provided by operations	681,364	(189,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	562,500	45,792
Payments of loans payable	(68,750)	(115,687)
Payment of loan receivable	(990,820)	(82,500)

Net cash provided by financing activities	(497,070)	(152,395)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase treasury stock	—	(29,010)

Net cash provided by investing activities	—	(29,010)

Net increase in cash	184,294	(370,616)
Cash, beginning of year	411,136	781,752
Cash, end of year	$595,430	$411,136

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

On February 18, 2016, the Company sold the assets of Good Gaming, Inc. to HDS International Corp. and thereafter, HDS changed their name to Good Gaming, Inc, from CMG Holdings Group, Inc. (OTCQB: GMER) (“Good Gaming”). The Company received in exchange 100,000,000 Class B Preferred Shares in Good Gaming which are convertible into shares of common stock at a rate of 200 common shares for each Class B Preferred Shares. Good Gaming, Inc. did a 1,000 to 1 reverse split, thus the 100,000,000 Class B Preferred Shares were converted to 100,000 Class B Preferred Shares. The Company has sold all of these Good Gaming shares to date in the market and currently own 0 common shares in the form of preferred stock and common stock as of December 31, 2021, (807)274-1088.

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

2 Summary of Significant Accounting

a) Basis of Presentation and Principle of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") and are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, XA THE EXPERIENTIAL AGENCY INC. All intercompany transactions have been eliminated. The Company's fiscal year-end is December 31.

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2021 and 2020, the Company had no cash equivalents.

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

•	options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

t)       Property and Equipment

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

3 Accounts Receivable

Accounts receivable consist of invoices for events that occurred prior to period end that the payments were received in the following year. The balance of accounts receivable at December 31, 2021 and 2020,respectively were $0 and $24,941, respectively.

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

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. During the year ended December 31, 2021 the Company loaned an additional $999,201 to NVT. NVT repaid $60,000 to the Company. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was extended on December 24, 2020 until December 24, 2021. The loan was verbally extended until December 24, 2022.

5 Accounts Payable

Accounts payable consist of expenses incurred during the year that had not yet been paid. The balance of accounts payable at December 31, 2021 is $-. The balance of accounts payable at December 31, 2020 were $10,500. These accounts payable consisted of trade accounts payable.

6       Equity

a.	Common Stock

During the years ended December 31, 2021 and December 31, 2020, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the years ended December 31, 2020 and December 31, 2019, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

7                  Notes Payable

Convertible Promissory Notes

On November 23, 2021, the Company borrowed $500,000 from GS Capital Partners LLC. The note is due and payable on November 23, 2022. The note has an interest rate of 6% per annum. The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price for each share of Common Stock at a price ("Conversion Price") of $0.0165 per share (the “Fixed Price”). Beginning on the 6th monthly anniversary of the Issuance Date of the Note, the Fixed Price shall be equal to $0.0092 per share. Provided, however that in the event, the Company’s Common Stock trades below $0.007 per share for more than seven (7) consecutive trading days, the Holder of this Note is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's Common Stock at a Conversion Price equal to the lower of the Fixed Price or 75% of the average of the two lowest VWAP’s of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the ten  prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price). If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Such conversion shall be effectuated by the Company delivering the shares of Common Stock to the Holder within 3 business days of receipt by the Company of the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion.  No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. To the extent the Conversion Price of the Company’s Common Stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law.  The Company agrees to honor all conversions submitted pending this increase. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor). The conversion discount, look back period and other terms will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, prepayment rate, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while this Note is in effect, including but not limited to defaults, penalties and the remedy for such defaults or penalties.

8 Legal Proceedings

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

9             Income Taxes

The Company has a net operating loss carried forward of $14,398,892 available to offset taxable income in future years which commence expiring in 2030. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2021 and 2020). As at December 31, 2021 and 2020, the Company had no uncertain tax positions.

	2021	2020
Income tax recovery at Statutory rate	$156,151	$4,825
Permanent differences and other	—	—
Valuation allowance change	(156,151)	(4,825)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Net operating loss carried forward	$14,398,892	$15,142,470
Valuation allowance	$(14,398,892)	$(15,142,470)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

10          Segments

The Company splits its business activities during the year ended December 31, 2021 into three Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the year ended December 31, 2021.

		CMG Holding
	XA	Group	Total
Revenues	1,509,633	109,241	1,618,874

Cost of Revenues	1,156,281	58,000	1,214,281

Gross Profit	353,352	51,241	404,593

Operating expenses	310,968	397,039	708,007

Operating income (loss)	42,384	(345,798)	(303,414)

Other income (expenses)	45,792	1,046,992	1,092,784

Net income (loss)	88,176	701,194	789,370

The Company splits its business activities during the year ended December 31, 2020 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the year ended December 31, 2020.

		CMG Holding
	XA	Group	Total
Revenues	73,758	67,000	140,758

Cost of revenues	54,936	40,000	94,936

Gross profit	18,822	27,000	45,822

Operating expenses	317,207	320,556	637,763

Operating income (loss)	(298,385)	(293,556)	(591,941)

Other income (expenses)	—	634,915	634,915

Net income (loss)	(298,385)	341,359	42,974

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

12 Related Party Transactions

The Company borrowed $125,000 from a relative of the Company CEO. This amount is due on demand and has an interest rate of 0%. At December 31, 2021 the remaining balance of the loan was $15,000.

The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has an original term of 5 years. On December 15, 2017 the purchase price was changed to $.0035 and the term was extended 5 years. The warrants were vested 100% on April 7, 2014 when issued.

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $438,514 at December 31, 2021. The Company made payments of $44,862 and $173,149 in excess of the current $180,000 and $180,000 salary for periods ended December 31, 2021 and 2020, respectively.

The Company paid $150,000 and $150,000 for the periods ended December 31, 2021 and 2020, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

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

In performing this assessment, management has identified the following material weaknesses as of December 31, 2021:

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Age	With Company Since	Director/Position

Glenn Laken	67	April 7, 2014	CEO, CFO and Chairman of the Board of Directors

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2021, the Board of Directors met one time. In addition, the Board of Directors had otherwise transacted business by unanimous written consents during the year 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and noncash compensation paid by the Company to its CEO and CFO and the CEO of XA during the fiscal years ended December 31, 2021 and 2020.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Glenn Laken (1)	2021	$180,000	$0	$0	$0	$180,000
CEO, CFO and Chairman	2020	$180,000	$0	$0	$0	$180,000

(1)	Mr. Laken was appointed as our CEO and Chairman of the Board of Directors on April 30, 2014.

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

Outstanding Equity Awards at Fiscal Year End

There were no un exercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plan

There were no un exercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2021.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Director Compensation

Members of our Board of Directors do not normally receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. No directors received any compensation for their services during the fiscal year ended December 31, 2021.

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

Name and Address of Beneficial Owner(1)	Title of Class	Amount	Percent of Class(2)
Directors and named Executive Officers
Glenn Laken	Common Stock	14,290,850	3.26%
5% Security Holders
None.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is c/o CMG Holdings Group, Inc. at 2130 Lincoln Park West 8N, Chicago, IL 60614.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (290,716,364), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2021 and 2020 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees,

(iii)	services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	FISCAL YEAR	FISCAL YEAR
FIRM	2021	2020
(i), (ii) Audit Related Fees: BF Borgers CPA PC*	$13,000	$35,000
(iii) Tax Fees	$—
(iv) All Other Fees	$—	$—
TOTAL FEES	$13,000	$35,000

*Borgers was paid $35,000 for the December 31, 2019 and 2018 audits for the Form 10 that was filed.

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

CMG HOLDINGS GROUP, INC. (Registrant)
March 31, 2022	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CMG HOLDINGS GROUP, INC. (Registrant)
March 31, 2022	By: /s/ Glenn Laken
Glenn Laken, Chairman