Form 10-Q
period 2022-03-31
CMG HOLDINGS GROUP, INC.
filed 2022-05-13
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 2, 2022, there were 438,672,016 shares of common stock of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 2021 AND 2020

CMG Holdings Group, Inc.
Consolidated Balance Sheet

	(Unaudited)	(Audited)
	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$517,906	$595,430
Loan receivable	1,239,853	1,190,648

Total current assets	1,757,759	1,786,078

Property and equipment	5,269	6,197

Total Assets	$1,763,028	$1,792,275

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued interest expense	$20,897	$—
Deferred compensation	411,014	438,514
Loan payable	500,000	500,000
Loan from outside party	15,000	15,000
Paycheck Protection Loan	62,500	62,500
Note payable	60,000	60,000

Total current liabilities	1,069,411	1,076,014

TOTAL LIABILITIES	1,069,411	1,076,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of March 31, 2022 and December 31, 2021, respectively	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Accumulated deficit	(14,375,744)	(14,353,100)

TOTAL STOCKHOLDERS DEFICIT	693,617	716,261

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,763,028	$1,792,275

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited

	For the three	For the three
	months ended	months ended
	March 31, 2022	March 31, 2021

Revenues	$407,929	$92,999

Operating expenses
Cost of revenues	289,917	43,399
Interest expense	20,897	—
General and administrative expenses	148,025	159,163
Total operating expenses	458,839	202,562

Net income from operations	(50,910)	(109,563)

Other income (expense)
Interest Income	28,266	4,852
Gain on sale of Good Gaming stock	—	56,260
Settlement Hudson Gray	—	184,175
Settlement of loan payable	—	(12,500)
Total other income (expense)	28,266	232,787
	.	.
Net income	$(22,644)	$123,224

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	438,672,016	438,672,016

Income (Loss) per Common Share - Basic and Diluted	$—	$—

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2021	—	$—	438,672,016	$438,672	$14,630,689	$—	$(14,353,100)	$716,261

Net Income (Loss) for the year	—	—	—	—	—	—	(22,644)	(22,644)

Balance March 31, 2022	—	—	438,672,016	$438,672	$14,630,689	$—	$(14,375,744)	$693,617

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2020	—	$—	438,672,016	$438,672	$14,630,689	$—	$(15,142,470)	$(73,109)

Net Income (Loss) for the year	—	—	—	—	—	—	123,224	123,224

Balance March 31, 2021	—	—	438,672,016	$438,672	$14,630,689	$—	$(15,019,246)	$50,115

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows

	For the three	For the three
	months ended	months ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(22,644)	$123,224
Adjustments to reconcile net income to cash used in operating activities
Depreciation	929	929
Interest income	(28,266)	(4,851)
Deferred compensation	(27,500)	(63,000)
Accounts receivable	—	9,936
Gym equipment inventory	—	(16,000)
Accounts payable	—	(10,500)
Accrued interest expense	20,897	—
	—
Net cash provided by operations	(56,584)	39,738

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to NVT	(20,940)	—
Net cash provided by investing activities	(20,940)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Paycheck Protection Loan	—	62,500
Payment of loan payable	—	(12,500)
Net cash provided by financing activities	—	50,000

Net increase in cash	(77,524)	89,738
Cash, beginning of period	595,430	781,752
Cash, end of period	$517,906	$871,490

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

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

3 Accounts Receivable

Accounts receivable consist of invoices for events that occurred prior to period end that the payments were received in the following year. The balance of accounts receivable at March 31, 2022 and December 31, 2021 were $0 and $0, respectively.

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

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was verbally extended on December 24, 2021 until December 24, 2022.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

5 Accounts Payable

Accounts payable consist of expenses incurred during the year that had not yet been paid. The balance of accounts payable at March 31, 2022 is $0. The balance of accounts payable at December 31, 2021 were $0. These accounts payable consisted of trade accounts payable.

6       Equity

a.	Common Stock

During the periods ended March 31, 2022 and December 31, 2021, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended March 31, 2022 and December 31, 2021 verba;, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years.

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

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

9             Income Taxes

The Company has a net operating loss carried forward of $15,019,246 available to offset taxable income in future years which commence expiring in 2029. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2021 and 2020). As of March 31, 2022 and December 31, 2021, the Company had no uncertain tax positions.

	2022	2021
Income tax recovery at Statutory rate	$4,755	$(25,877)
Permanent differences and other	—	—
Valuation allowance charges	(4,755)	25,877
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Net operating loss carried forward	$14,375,744	$14,353,100
Valuation allowance	(14,375,744)	(14,353,100)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

10          Segments

The Company splits its business activities during the period ended March 31, 2022 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended March 31, 2022.

		CMG
		Holding
	XA	Group	Total
Revenues	407,929	—	407,929

Operating expenses	363,170	95,669	458,839

Operating income (loss)	44,759	(95,669)	(50,910)

Other income (expense)	—	28,266	28,266

Net income (loss)	44,759	(67,403)	(22,644)

The Company splits its business activities during the period ended March 31, 2021 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended March 31, 2021.

		CMG
		Holding
	XA	Group	Total
Revenues	70,514	7,480	77,994

Operating expenses	102,925	116,136	219,061

Operating income (loss)	(32,411)	(108,656)	(141,067)

Other income (expense)	—	176,527	176,527

Net income (loss)	(32,411)	67,871	35,460

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

12 Related Party Transactions

The Company borrowed $125,000 from a relative of the Company CEO. This amount is due on demand and has an interest rate of 0%. At March 31, 2022 the remaining balance of the loan was $15,000.

The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has an original term of 5 years. On December 15, 2017 the purchase price was changed to $.0035 and the term was extended 5 years. The warrants were vested 100% on April 7, 2014 when issued.

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $438,514 at December 31, 2021. The Company made payments of $27,500 and $44,862 in excess of the current $45,000 and $180,000 salary for periods ended March 31, 2022 and December 31, 2021, respectively.

The Company paid $37,500 and $150,000 for the periods ended March 31, 2022 and December 31, 2021, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2021

Gross revenues increased from $92,999 for the three months ended March 31, 2021 to $407,929 for the three months ended March 31, 2022. The increase in revenues was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Cost of revenue increased from $43,399 for the three months ended March 31, 2021 to $289,917 for the three months ended March 31, 2022. The increase in cost of revenues was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Operating expenses decreased from $159,163 for the three months ended March 31, 2021 to $168,921 for the three months ended March 31, 2022. The increase in operating expenses is due to the decrease in support expenses to run business and increase in interest expense for the quarter.

Net income decreased from a loss of $123,224 for the three months ended March 31, 2021 to net loss of $22,644 for the three months ended March 31, 2022. The decrease in net loss to net income was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year and increase in interest income and interest expense.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2022, the Company’s cash on hand was $517,906.

Cash used in operating activities for the three months ended March 31, 2022 was $56,584, as compared to cash provided by operating activities of $39,738 for the three months ended March 31, 2021. The increase in net loss to net income was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Cash used in investing activities for the three months ended March 31, 2022 was $20,940 as compared cash used in investing activities of $0 for the three months ended March 31, 2021. This was due to the Company not loaning additional funds to NVT during the quarter.

Cash provided by financing activities for the three months ended March 31, 2022 was $0 as compared to $50,000 used in the three months ended March 31, 2021.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2022.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

In performing this assessment, management has identified the following material weaknesses as of March 31, 2022:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the period ended March 31, 2022, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 10Q, 10K and form 8-K.

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

CMG HOLDINGS GROUP, INC.
Dated: May 07, 2022	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer