Form 10-Q
period 2022-06-30
CMG HOLDINGS GROUP, INC.
filed 2022-08-15
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 4, 2022, there were 438,672,016 shares of common stock of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 2022 AND 2021

CMG Holdings Group, Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$448,320	$595,430
Loan receivable	1,263,777	1,190,648

Total current assets	1,712,097	1,786,078

Property and equipment	4,340	6,197

Total Assets	$1,716,437	$1,792,275

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	$35,130
Deferred compensation	406,014	438,514
Paycheck protection loan payable		62,500
Loan from outside party	15,000	15,000
Loan payable	500,000	500,000
Note payable	60,000	60,000

Total current liabilities	1,016,144	1,076,014

TOTAL LIABILITIES	1,016,144	1,076,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of June 30, 2021 and December 31, 2020, respectively	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Treasury Stock	—	—
Accumulated deficit	(14,369,068)	(14,353,100)

TOTAL STOCKHOLDERS DEFICIT	700,293	716,261

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,716,437	$1,792,275

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues	$567,627	$199,286	$975,556	$292,284

Operating expenses
Cost of revenues	479,585	233,979	769,502	277,378
General and administrative expenses	157,656	211,973	305,681	371,135
Total operating expenses	637,241	445,952	1,075,183	648,513

Net income from operations	(69,614)	(246,666)	(99,627)	(356,229)

Other income
Settlement of Hudson Gray	—	188,468	—	372,643
Settlement of loan payable	—	(12,500)	—	(25,000)
Interest income	28,023	17,172	56,289	22,024
Interest expense	(14,233)	—	(35,130)	—
PPP loan forgiveness	62,500		62,500
Gain on sale of stock.	—	414,859	—	471,120
Total other income	75,630	607,999	83,659	840,787

Net income	$6,676	$361,333	$(15,968)	$484,558

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2020	—	$—	438,672,016	$438,672	$14,630,689	$—	$(15,142,470)	$(73,109)

Net Income(Loss) for the year	—	—	—	—	—	—	484,558	484,558

Balance June 30, 2021	—	—	438,672,016	$438,672	$14,630,689	$—	$(14,657,912)	$411,449

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2021	—	—	438,672,016	438,672	14,630,689	—	(14,353,100)	716,261

Net Income(Loss) for the year	—	—	—	—	—	—	(15,968)	(15,968)

Balance June 30, 2022	—	$—	438,672,016	$438,672	$14,630,689	$—	$(14,369,068)	$700,293

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the six	For the six
	months ended	months ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(15,968)	$484,558
Adjustments to reconcile net income to cash used in operating activities

Prepaid legal fees	—	(206,000)
Gain on sale of stock	—	(471,120)
PPP loan forgiveness	(62,500)	—
Depreciation	1,857	1,857
Deferred compensation	90,000	(13,000)
Interest income	(56,289)	(4,852)
Interest expense	35,130	—
Accounts payable	—	(10,500)

Net cash provided by operations	(7,770)	(219,057)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	—	—
Proceeds from repayment of notes receivable	—	60,000
Proceeds from sale of stock	—	471,120
Payment of notes receivable	(16,840)	(267,220)
Payment of deferred compensation	(122,500)	—
Net cash provided by investing activities	(139,340)	263,900

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	—	—
Proceeds from paycheck protection loan	—	62,500
Payment of loans	—	(45,000)
Net cash provided by financing activities	—	17,500

Net increase in cash	(147,110)	62,343
Cash, beginning of period	595,430	411,136
Cash, end of period	$448,320	$473,479

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents.

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

3 Accounts Receivable

Accounts receivable consist of invoices for events that occurred prior to period end that the payments were received in the following year. The balance of accounts receivable at June 30, 2022 and December 31, 2021 were $0 and $0, respectively.

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

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was verbally extended on December 24, 2021 until December 24, 2022. During the quarter ended March 31, 2022, the Company accrued $28,266 of interest income on this note, bringing the balance to $1,141,669 at June 30, 2022. The Company is in final negotiations to convert this note into an equity investment. The Company expects these negotiations to be completed before the end of the quarter ending September 30, 2022.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

5 Accounts Payable

Accounts payable consist of expenses incurred during the year that had not yet been paid. The balance of accounts payable at June 30, 2022 is $0. The balance of accounts payable at December 31, 2021 were $0. These accounts payable consisted of trade accounts payable.

6       Equity

a.	Common Stock

During the periods ended June 30, 2022 and December 31, 2021, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended June 30, 2022 and December 31, 2021;, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years.

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

9             Income Taxes

The Company has a net operating loss carried forward of $14,369,068 available to offset taxable income in future years which commence expiring in 2029. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2021 and 2020). As of June 30 2022 and December 31, 2021, the Company had no uncertain tax positions.

	2022	2021
Income tax recovery at Statutory rate	$503	$(25,877)
Permanent differences and other	—	—
Valuation allowance charges	(503)	25,877
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at June 30, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Net operating loss carried forward	$14,369,068	$14,353,100
Valuation allowance	(14,369,068)	(14,353,100)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

10          Segments

The Company splits its business activities during the period ended June 302022 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended June 30, 2022.

		CMG
		Holding
	XA	Group	Total
Revenues	975,555	—	975,555

Operating expenses	917,096	193,216	1,110,312

Operating income (loss)	58,459	(193,216)	(134,757)

Other income (expense)	—	118,789	118,789

Net income (loss)	58,459	(74,427)	(15,968)

The Company splits its business activities during the period ended Jun 30 , 2021 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended June 30, 2021.

		CMG
		Holding
	XA	Group	Total
Revenues	192,400	99,883	292,284

Operating expenses	368,520	279,992	648,513

Operating income (loss)	(176,120)	(180,109)	(356,229)

Other income (expense)	—	840,786	840,786

Net income (loss)	(176,120)	660,677	484,577

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

12 Related Party Transactions

The Company borrowed $125,000 from a relative of the Company CEO. This amount is due on demand and has an interest rate of 0%. At June 30, 2022 the remaining balance of the loan was $15,000.

The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has an original term of 5 years. On December 15, 2017 the purchase price was changed to $.0035 and the term was extended 5 years. The warrants were vested 100% on April 7, 2014 when issued.

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $438,514 at December 31, 2021. The Company made payments of $32,500 and $44,862 in excess of the current $90,000 and $180,000 salary for periods ended June 30, 2022 and December 31, 2021, respectively.

The Company paid $75,000 and $150,000 for the periods ended June 30, 2022 and December 31, 2021, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

13 Subsequent Events

The Company is in negotiations with New Vacuum Technologies LLC (NVT), to convert the note receivable into an equity investment.

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

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2022

Gross revenues increased from $292,284 for the six months ended June 30, 2021 to $975,555 for the six months ended June, 2022. The increase in revenues was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Cost of revenue increased from $277,378 for the six months ended June 30, 2021 to $769,502 for the six months ended Jun3 30, 2022. The increase in cost of revenues was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Operating expenses decreased from $371,135 for the six months ended June 30, 2021 to $305,681 for the six months ended June 30, 2022. The increase in operating expenses is due to the decrease in support expenses to run business and increase in interest expense for the quarter.

Net income decreased from a loss of $484,558 for the six months ended June 30, 2021 to net loss of $15,968 for the six months ended June 30, 2022. The decrease in net loss to net income was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year and increase in interest income and interest expense.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2022, the Company’s cash on hand was $448,320.

Cash used in operating activities for the six months ended June 30, 2022 was $7,770, as compared to cash used in operating activities of $209,120 for the six months ended June 30, 2021. The increase in net loss to net income was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Cash used in investing activities for the six months ended June 30, 2022 was $139,340 as compared cash provided by investing activities of $263,900 for the six months ended June 30, 2021. This was due to the Company not loaning additional funds to NVT during the quarter.

Cash provided by financing activities for the six months ended June 30, 2022 was $0 as compared to $17,500 provided by financing activities the six months ended June, 2021.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2022.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of June 30, 2022, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2022 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of June 30, 2022:

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting. As of June 30, 2022 no changes have occurred.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the period ended June 30, 2022, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

CMG HOLDINGS GROUP, INC.
Dated: August 15 , 2022	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer