Form 10-Q
period 2022-09-30
CMG HOLDINGS GROUP, INC.
filed 2022-11-15
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of October 27, 2022, there were 438,672,016 shares of common stock of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 2022 AND 2021

CMG Holdings Group, Inc.
Consolidated Balance Sheet

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$538,630	$595,430
Loan to CEO	100,000	—
Loan receivable	1,298,421	1,190,648

Total current assets	1,937,051	1,786,078

Property and equipment	3,412	6,197

Total Assets	$1,940,463	$1,792,275

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	$35,130	$—
Deferred compensation	385,514	438,514
Paycheck protection loan payable	—	62,500
Loan from outside party	15,000	15,000
Loan payable	586,000	500,000
Note payable	60,000	60,000

Total current liabilities	1,081,644	1,076,014

TOTAL LIABILITIES	1,081,644	1,076,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of September 30, 2022 and December 31, 2021, respectively	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Accumulated deficit	(14,210,542)	(14,353,100)

TOTAL STOCKHOLDERS DEFICIT	858,819	716,261

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,940,463	$1,792,275

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues	$911,206	$764,990	$1,886,761	$1,057,274

Operating expenses
Cost of revenues	581,254	360,105	1,379,140	637,482
Interest expense	6,000	—	6,000	—
General and administrative expenses	194,971	152,360	507,396	523,496
Total operating expenses	782,225	512,465	1,892,536	1,160,978

Net income from operations	128,981	252,525	(5,775)	(103,704)

Other income
Settlement of Hudson Gray	—	216,472	—	589,115
Settlement of loan payable	—	(12,500)	—	(37,500)
Interest income	29,544	13,483	85,833	35,507
PPP loan forgiveness	—		62,500	—
Gain on sale of stock.	—	—	—	471,120
Total other income	29,544	217,455	148,333	1,058,242

Net income	$158,525	$469,980	$142,558	$954,538

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	—	$—	438,672,016	$438,672	$14,630,689	$(15,142,470)	$(73,109)

Net Income(Loss) for the year	—	—	—	—	—	954,538	954,538

Balance September 30, 2021	—	—	438,672,016	$438,672	$14,630,689	$(14,187,932)	$881,429

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	—	—	438,672,016	438,672	14,630,689	(14,353,100)	716,261

Net Income(Loss) for the year	—	—	—	—	—	142,558	142,558

Balance September 30, 2022	—	$—	438,672,016	$438,672	$14,630,689	$(14,210,542)	$858,819

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the nine	For the nine
	months ended	months ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$142,558	$954,538
Adjustments to reconcile net income to cash used in operating activities
Accounts receivable	—	(178,319)
Accrued liabilities	35,130
Prepaid legal fees	—	(7,266)
Gain on sale of stock	—	(471,120)
Depreciation	2,785	2,785
Deferred compensation	(53,000)	—
Interest expense	6,000	—
Interest income	(85,833)	(35,507)
Accounts payable	—	(10,500)
PPP lan forgiveness	(62,500)	—

Net cash provided by operations	(14,860)	254,611

CASH FLOWS FROM INVESTING ACTIVITIES
Investment	—	—
Loan receivable	(21,940)	(547,320)
Proceeds from repayment of notes receivable	—	60,000
Proceeds from sale of stock	—	471,120
Proceeds from loan payable	80,000	—
Loan to shareholder	(100,000)
Payment of notes receivable	—	—
Payment of deferred compensation	—	(14,862)
Net cash used in investing activities	(41,940)	(31,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	—	—
Proceeds from paycheck protection loan	—	62,500
Payment of loans	—	(57,500)
Net cash provided by (used in) financing activities	—	5,000

Net increase in cash	(56,800)	228,549
Cash, beginning of period	595,430	411,136
Cash, end of period	$538,630	$639,685

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents.

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

3 Accounts Receivable

Accounts receivable consist of invoices for events that occurred prior to period end that the payments were received in the following year. The balance of accounts receivable at September 30, 2022 and December 31, 2021 were $0 and $0, respectively.

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

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was verbally extended on December 24, 2021 until December 24, 2022. During the nine months ended September 30, 2022, the Company accrued $83,8 of interest income on this note, bringing the balance to $1,174,991 at September 30, 2022. The Company is in final negotiations to convert this note into an equity investment. The Company expects these negotiations to be completed before the end of the quarter ending September 30, 2022.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

5 Accounts Payable

Accounts payable consist of expenses incurred during the year that had not yet been paid. The balance of accounts payable at September 30, 2022 is $0. The balance of accounts payable at December 31, 2021 were $0. These accounts payable consisted of trade accounts payable.

6       Equity

a.	Common Stock

During the periods ended September 30, 2022 and December 31, 2021, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended September 30, 2022 and December 31, 2021;, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years.

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

On September 28, 2022, The Company borrowed an additional 86,000 from GS Capital Partners LLC. The note carries an interest rate of 6% and is due on March 30, 2023. The Company received $80,000 cash and a 6,000 original issue discount.

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

9             Income Taxes

The Company has a net operating loss carried forward of $14,210,543 available to offset taxable income in future years which commence expiring in 2029. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2021 and 2020). As of September 30 2022 and December 31, 2021, the Company had no uncertain tax positions.

	2022	2021
Income tax recovery at Statutory rate	$29,937	$(25,877)
Permanent differences and other	—	—
Valuation allowance charges	(29,937)	25,877
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Net operating loss carried forward	$14,210,543	$14,353,100
Valuation allowance	(14,210,543)	(14,353,100)
Net deferred income tax asset	$—	$—

 10          Segments

The Company splits its business activities during the period ended September 30, 2022 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the three months ended September 30, 2022.

		CMG
		Holding
	XA	Group	Total
Revenues	911,206	—	911,206

Operating expenses	665,384	116,840	782,224

Operating income (loss)	245,822	(116,840)	128,982

Other income (expense)	—	29,544	29,544

Net income (loss)	245,822	(87,296)	158,526

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

10          Segments (continued)

The Company splits its business activities during the period ended September 30, 2022 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the three months ended September 30, 2021.

		CMG
		Holding
	XA	Group	Total
Revenues	755,633	9,357	764,990

Operating expenses	512,323	80,147	592,465

Operating income (loss)	243,310	(70,785)	172,525

Other income (expense)	—	217,455	217,455

Net income (loss)	243,310	807,349	389,980

The Company splits its business activities during the period ended September 30, 2022 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the nine months ended September 30, 2022.

		CMG
		Holding
	XA	Group	Total
Revenues	1,886,761	—	1,886,761

Operating expenses	1,563,057	329,479	1,892,536

Operating income (loss)	323,704	(329,479)	(5,775)

Other income (expense)	—	148,333	148,333

Net income (loss)	323,704	(181,146)	142,558

The Company splits its business activities during the period ended September 30, 2022 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the nine months ended September 30, 2021.

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

12 Related Party Transactions

The Company borrowed $125,000 from a relative of the Company CEO. This amount is due on demand and has an interest rate of 0%. At September 30, 2022 the remaining balance of the loan was $15,000.

The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has an original term of 5 years. On December 15, 2017 the purchase price was changed to $.0035 and the term was extended 5 years. The warrants were vested 100% on April 7, 2014 when issued.

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $438,514 at December 31, 2021. The Company made payments of $53,000 and $44,862 in excess of the current $135,000 and $180,000 salary for periods ended September 30, 2022 and December 31, 2021, respectively.

The Company paid $75,000 and $150,000 for the periods ended September 30, 2022 and December 31, 2021, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

On September 2, 2022, the Company loaned the CEO $100,000 for legal expenses related to the decision to sell Company assets that had been written off in prior years. The proceeds of the sale were deposited into the Company bank account.

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

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2022

Gross revenues increased from $1,057,274 for the nine months ended September 30, 2021 to $1,886,761 for the nine months ended September, 2022. The increase in revenues was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Cost of revenue increased from $637,482 for the nine months ended September 30, 2021 to $1,379,139 for the nine months ended September 30, 2022. The increase in cost of revenues was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Operating expenses decreased from $523,496 for the nine months ended September 30, 2021 to $513,397 for the nine months ended September 30, 2022. The increase in operating expenses is due to the decrease in support expenses to run business and increase in interest expense for the quarter.

Net income decreased from a loss of $954,538 for the nine months ended September 30, 2021 to net income of $142,558 for the nine months ended September 30, 2022. The decrease in net net income was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year and increase in interest income and interest expense.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2022, the Company’s cash on hand was $538,630.

Cash used in operating activities for the nine months ended September 30, 2022 was $14,860, as compared to cash provided by operating activities of $254,611 for the nine months ended September 30, 2021. The increase in net loss to net income was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Cash used in investing activities for the nine months ended September 30, 2022 was $41,940 as compared cash used in investing activities of $31,062 for the nine months ended September 30, 2021. This was due to the Company not loaning additional funds to NVT during the quarter.

Cash provided by financing activities for the nine months ended September 30, 2022 was $0 as compared to $5,000 provided by financing activities the nine months ended September, 2021.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2022.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of September 30, 2022, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2022 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of September 30, 2022:

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting. As of September 30, 2022 no changes have occurred.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the period ended September 30, 2022, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

CMG HOLDINGS GROUP, INC.
Dated: November 14 , 2022	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer