Form 10-K
period 2022-12-31
CMG HOLDINGS GROUP, INC.
filed 2023-04-17
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The Aggregate market value of the Company’s common shares issued and outstanding as of February 10, 2023, was $1,491,485. The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year 2022, was $1,623,086.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of February 13, 2023, there were 438,672,016 shares of Common Stock, no par value, outstanding.

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

ITEM 1: DESCRIPTION OF BUSINESS

Some of the statements contained in this registration statement on Form 10K of CMG Holdings Group, Inc. (hereinafter the “Company”, “we” or the “Company”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward- looking information. In this registration statement, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Registration Statement. Important factors that may cause actual results to differ from projections include, for example:

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

The Company is a marketing communications company focused on the operation of organizations in the alternative advertising, digital media, experiential and interactive marketing, and entertainment industry. Our Company was formed by a core group of executives who have held senior level positions with several of the largest companies in the entertainment and marketing management industry. Our Company delivers customized marketing solutions to optimize profitability by concentrating our resources in those segments of the marketing communications and entertainment industry. Our Company operates in the sectors of experiential marketing, event marketing, commercial rights, and talent management.

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

FISCAL YEAR ENDED DECEMBER 31, 2022	HIGH	LOW
First Quarter	0.0076	0.0071
Second Quarter	0.0076	0.0036
Third Quarter	0.0049	0.0036
Fourth Quarter	0.0038	0.0030
FISCAL YEAR ENDED DECEMBER 31, 2021 First Quarter	0.0090	0.0081
Second Quarter	0.0149	0.0136
Third Quarter	0.0115	0.0106
Fourth Quarter	0.0083	0.0078

As of April 6, 2023, our shares of common stock were held by approximately 199 stockholders of record. The transfer agent of our common stock is Securities Transfer Corporation, 2901 N. Dallas Parkway, Suitew 380, Plano, TX 75093, 469-633-0101.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended December 31, 2022 and 2021.

+Transfer Agent

The Company’s transfer agent and registrar of the common stock is Securities Transfer Corporation, 2901 N. Dallas Parkway, Suitew 380, Plano, TX 75093, 469-633-0101.

Warrants

As of the date of this Report, the Company had warrants to purchase a total of 40,000,000 shares of the Company’s Common Stock. Among such outstanding warrants the terms of which are set forth as the following:

There were Warrants to purchase a total of 40,000,000 shares of the Company’s Common Stock issued April 15, 2014. Warrants are exercisable within 5 years from issuance at the exercise price of $0.0035.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2022 included with this Form 10K. The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2022. The statements contained in this section that are not historical facts are forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward looking statements may be identified by, among other things, the use of forward looking terminology such as “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward looking statements, orally or in writing. Such forward looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

Financial analysis

Year ended December 31, 2022 compared to the year ended December 31, 2021 Liquidity and capital resources

As at December 31, 2022 the Company had a cash balance of $338,156 and working capital of $732,276 compared with a cash balance of $595,430 and a working capital of $702,906 at December 31, 2021. The decrease in cash was mainly due final receipt of settlement of a lawsuits.

Cash Flows from Operating Activities

During the year ended December 31, 2022, cash flows used in operating activities was $178,833 compared with provided by operating activities of $681,364 of cash flow during the year ended December 31, 2021. The decrease in cash flow from operating activities is mainly due to decrease final receipt of settlement of a lawsuit.

Cash Flows from Investing Activity

During the year ended December 31, 2022, cash flows used by investing activities were $0, compared to $0 for the year ended December 31, 2021.

Cash Flows from Financing Activities

During the year ended December 31, 2022, cash used in financing activities was $78,440 as compared to $497,070 for the year ended December 31, 2021.

Revenues

The Company had revenues of $2,033,712 in our fiscal year ended December 31, 2022, as compared to $1,618,874 in year ended December 31, 2021. The increase in revenues is mainly due to the increase for XA.

Cost of Sales

The Company had cost of sales of revenues of $1,502,046 in the year ended December 31, 2022, as compared to

$1,214,281 in the year ended December 31, 2021. The increase in cost of sales is mainly due to the increase of revenues for XA.

Expenses

The Company had total operating expenses of $683,185 in the year ended December 31, 2022, as compared to $715,165 in the year ended December 31, 2021. The decrease in operating expense is mainly due to the decrease in fees relating to the final settlement from a lawsuit.

Income

The Company had a net income of $21,500 in the year ended December 31, 2022 as compared to net income of $789,370 in the year ended December 31, 2021. The decrease in net income is mainly due to the decrease in income received relating to the final settlement from a lawsuit.

Capital Resources

At December 31, 2022, we had assets totaling $1,896,920, compared to $1,792,978 at December 31, 2021. Assets at December 31, 2022 consisted primarily of cash of $338,156, loan receivable of $1,458,764 and property and equipment, net of $2,483.

Liabilities

Our liabilities at December 31, 2022 totaled $1,161,644 compared to $1,076,014 at December 31, 2021. Liabilities at December 31, 2022 consisted primarily of $385,514 in deferred compensation, loan from outside party of $15,000, loan payable of $666,000 and note payable of $60,000.

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

UNAUDITED CONSOLIDATED FINANCIAL

FOR THE YEARS ENDED

DECEMBER 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CMG Holdings Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CMG Holdings Group, Inc. (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s negative cash flow from operations raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

April 14, 2023

CMG Holdings Group, Inc.
Consolidated Balance Sheet
As of December 31,

ASSETS	2021	2021
CURRENT ASSETS
Cash	$338,156	$595,430
Loan to officer	100,000	—
Loan receivable	1,514,764	1,190,648

Total current assets	1,952,920	1,786,078

Property and equipment	2,483	6,197

Total Assets	$1,955,403	$1,792,275

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$39,014	$—
Deferred compensation	385,514	438,514
Loan Payable	722,000	500,000
Loan from outside party	15,000	15,000
Paycheck Protection Loan	—	62,500
Note payable	60,000	60,000

Total current liabilities	1,221,525	1,076,014

TOTAL LIABILITIES	1,221,525	1,076,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of December 31, 2022 and 2021	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Accumulated deficit	(14,335,483)	(14,353,100)

TOTAL STOCKHOLDERS DEFICIT	733,878	716,261

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,955,403	$1,792,275

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
For the year ended December 31,

	2022	2021

Revenues	$2,033,712	$1,618,874

Cost of revenues	1,502,046	1,214,281

Gross profit	531,666	404,593

Operating expenses
General and administrative expenses	683,187	708,007
Total operating expenses	683,187	708,007

Net income from operations	(151,521)	(303,414)

Other income (expense)
Interest Income	123,677	35,507
Interest Expense	(17,039)
Settlement of loan payable	—	(48,750)
Settlement of Lawsuit Hudson Gray	—	589,115
Forgiveness of PPP loan	62,500	45,792
Gain on sale of securities	—	471,120
Total other income	169,138	1,092,784

Net income	$17,617	$789,370

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	438,672,016	438,672,016

Income (Loss) per Common Share - Basic and Diluted	$—	$0.0020

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2020	—	$—	438,672,016	$438,672	$14,630,689	$—	$(15,142,470)	(73,109)

Net Income(Loss) for the year	—	—	—	—	—	—	789,370	789,370

Balance December 31, 2021	—	—	438,672,016	438,672	14,630,689	—	(14,353,100)	716,261

Net Income(Loss) for the year	—	—	—	—	—	—	17,617	17,617

Balance December 31, 2022	—	$—	438,672,016	$438,672	$14,630,689	$—	$(14,335,483)	$733,878

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
For the year ended December 31,

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,617	$789,370
Adjustments to reconcile net income to cash used in operating activities
Depreciation	3,714	3,714
Forgiveness of PPP loan	(62,500)	(45,792)
Interest income	(123,677)	(35,507)
Accrued interest expense	39,012
Deferred compensation	(53,000)	(44,862)
Accounts receivable	—	24,941
Accounts payable	—	(10,500)

Net cash provided by operations	(178,834)	681,364

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	222,000	562,500
Payments of loans payable	—	(68,750)

Net cash provided by financing activities	222,000	(493,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of loan receivable officer	(100,000)
Payment of loan receivable	(200,440)	(990,820)
Net cash provided by investing activities	(300,440)	(990,820)

Net increase in cash	(257,274)	184,294
Cash, beginning of year	595,430	411,136
Cash, end of year	$338,156	$595,430

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

b) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and li abilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of its long-lived assets, stock-based compensation, and deferred income tax asset valuation allownaces. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents.

d) Basic and Diluted Net Income Per Share

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

i)     Substantial doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s negative cash flow from operations raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

3 Loan Receivable

On November 15, 2019 the company entered into an agreement to a line of credit (LOC) with Pristec America Inc. (Pristec). The LOC was for $75,000. As of December 31, 2019, the Company had loaned to Pristec $67,500 at an interest rate of 12%, the loan matures in twelve (12) months. As of December 31, 2020 the Company loaned an additional $32,500 and extended the loan for another 12 months until December 31, 2023. Pristec is a late stage technology company that has 108 worldwide patents for the cold cracking of crude oil and other oil products. The Company has been granted the right to convert this loan into 100 shares of stock at price of $1,000. At the discretion of the Company, the Company has the option of entering into a revenue sharing at the same terms. Total amount owed including interest is $123,430 and $121,447 as of December 31, 2022 and 2021, respectively.

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. During the year ended December 31, 2021 the Company loaned an additional $999,201 to NVT. NVT repaid $60,000 to the Company. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was extended on December 24, 2022 until December 24, 2023. The loan was verbally extended until December 24, 2023. The total amount owed including interest is $1,391,334 and $1,069,201 as of December 31, 2022 and 2021 respectively.

On September 3, 21022, The Company loan its CEO Glenn Laken $100,000 for personal legal fees.

4       Equity

a.	Common Stock

During the years ended December 31, 2022 and December 31, 2021, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the years ended December 31, 2022 and December 31, 2021, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years. These warrants were extended to December 15, 2022. They were extended again to December 15, 2027. The remaining life at December 31, 2022 is 5 years(60 months)

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

5                  Notes Payable

Convertible Promissory Notes

On November 23, 2021, the Company borrowed $500,000 from GS Capital Partners LLC. The note is due and payable on November 23, 2022. The note has an interest rate of 6% per annum. The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price for each share of Common Stock at a price ("Conversion Price") of $0.0165 per share (the “Fixed Price”). Beginning on the 6th monthly anniversary of the Issuance Date of the Note, the Fixed Price shall be equal to $0.0092 per share. Provided, however that in the event, the Company’s Common Stock trades below $0.007 per share for more than seven (7) consecutive trading days, the Holder of this Note is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's Common Stock at a Conversion Price equal to the lower of the Fixed Price or 75% of the average of the two lowest VWAP’s of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the ten  prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price). If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Such conversion shall be effectuated by the Company delivering the shares of Common Stock to the Holder within 3 business days of receipt by the Company of the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion.  No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. To the extent the Conversion Price of the Company’s Common Stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law.  The Company agrees to honor all conversions submitted pending this increase. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor). The conversion discount, look back period and other terms will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, prepayment rate, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while this Note is in effect, including but not limited to defaults, penalties and the remedy for such defaults or penalties. During the year ended December 31, 2022 the Company borrowed an additional $222,000 under the same terms.

NOTES PAYABLE

In 2017 the company borrowed 150,000 from 2 individuals in Ireland. 90k and 60k respectively. In 2021 the individual who was owed 90k was paid back with interest. The Ceo of  CMG had a disagreement with the second lender and they  have not spoken in almost 4 years, we are carrying the loan and at some point it will more than likely settle.

6 Legal Proceedings

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

7             Income Taxes

The Company has a net operating loss carried forward of $14,398,892 available to offset taxable income in future years which commence expiring in 2030. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2022 and 2021). As at December 31, 2022 and 2021, the Company had no uncertain tax positions.

	2022	2021
Income tax recovery at Statutory rate	$4,515	$164,265
Permanent differences and other	—	—
Valuation allowance change	(4,515)	(164,265)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	2022	2021
Net operating loss carried forward	$14,331,600	$14,353,100
Valuation allowance	$(14,331,600)	$(14,353,100)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

8          Segments

The Company splits its business activities during the year ended December 31, 2022 into three Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the year ended December 31, 2022.

		CMG Holding
	XA	Group	Total
Revenues	2,033,712	—	2,033,712

Cost of Revenues	1,502,046	—	1,502,046

Gross Profit	531,666	—	531,666

Operating expenses	276,698	419,645	696,343

Operating income (loss)	254,968	(419,645)	(164,677)

Other income (expenses)	62,500	123,677	186,177

Net income(loss)	317,468	(295,968)	21,500

The Company splits its business activities during the year ended December 31, 2021 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the year ended December 31, 2021.

		CMG Holding
	XA	Group	Total
Revenues	1,509,633	109,241	1,618,874

Cost of revenues	1,156,281	58,000	1,214,281

Gross profit	353,352	51,241	404,593

Operating expenses	310,968	397,039	708,007

Operating income (loss)	42,384	(345,798)	(303,414)

Other income (expenses)	45,792	1,046,992	1,092,784

Net income(loss)	88,176	701,194	789,370

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

9 Related Party Transactions

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

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $385,514 at December 31, 2022. The Company made payments of $53,000 and $43,862 in excess of the current $180,000 and $180,000 salary for periods ended December 31, 2022 and 2021, respectively.

The Company paid $150,000 and $150,000 for the periods ended December 31, 2022 and 2021, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

10 Subsequent Events

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer d Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a15(e) and 15d15(e) under the Exchange Act) as of December 31, 2022. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a15(f) and 15d15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of December 31, 2022, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2022 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of December 31, 2022:

•	There is a lack of segregation of duties necessary for a good system of internal control due to insufficient accounting staff due to the size of the Company

•	Lack of a formal review process that includes multiple levels of reviews
•	Employees and management lack the qualifications and training to fulfill their assigned accounting and reporting functions
•	Inadequate design of controls over significant accounts and processes
•	Inadequate documentation of the components of internal control in general
•	Failure in the operating effectiveness over controls related to valuing and recording equity based payments to employees and non employees

•	Failure in the operating effectiveness over controls related to valuing and recording debt instruments including those with conversion options and the related embedded derivative liabilities

•	Failurein the operating effectiveness over controls related to evaluating and recording related party transactions The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Age	With Company Since	Director/Position

Glenn Laken	68	April 7, 2014	CEO, CFO and Chairman of the Board of Directors

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2022, the Board of Directors met one time. In addition, the Board of Directors had otherwise transacted business by unanimous written consents during the year 2022.

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

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Glenn Laken (1)	2022	$180,000	$0	$0	$0	$180,000
CEO, CFO and Chairman	2021	$180,000	$0	$0	$0	$180,000

(1)	Mr. Laken was appointed as our CEO and Chairman of the Board of Directors on April 30, 2014.

Employment Agreements

The Company has not entered into any employment contract with Glenn Laken, the CEO and Chairman of Board of Directors. Mr. Laken was granted warrants to purchase forty million (40,000,000) shares of Common Stock at an exercise price of $0.0155 with a term of five years. The warrants have been extended to December 15, 2023.

Outstanding Equity Awards at Fiscal Year End

There were no un exercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2022.

Securities Authorized for Issuance Under Equity Compensation Plan

There were no un exercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2022.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Director Compensation

Members of our Board of Directors do not normally receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. No directors received any compensation for their services during the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2022, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2022 and 2021 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees,

(iii)	services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	FISCAL YEAR	FISCAL YEAR
FIRM	2022	2021
(i), (ii) Audit Related Fees: BF Borgers CPA PC*	$21,000	$13,000
(iii) Tax Fees	$—	$—
(iv) All Other Fees	$—	$—
TOTAL FEES	$21,000	$13,000

The Company’s board of directors, acting as our audit committee pre-approved each engagement of our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report: Financial Statements

The financial statements of CMG Holdings Group, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:Incorporate by Reference

Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
Agreement and Plan of Reorganization dated May 27, 2008 between
2.1	CMG Holding, Inc. and Creative Management Group, Inc.	8-K	May 5, 2008
3.1	Certificate of Incorporation of Pebble Beach Enterprises, Inc. dated July 26, 2004	10-KSB	February 1, 2006
Amendment to Certificate of Incorporation of CMG Holding, Inc., dated
3.2	February 20, 2008	8-K	February 1, 2006
3.3	Bylaws of CMG Holdings, Inc.	8-K	February 1, 2006
Certificate of the Designations, Powers Preferences and Rights of the Series A
3.4	Convertible Preferred Stock dated March 31, 2011	8-K	April 6, 2011
Certificate of the Designations, Powers Preferences and Rights of the Series B
3.6	Convertible Preferred Stock dated March 31, 2011	8-K	April 12, 2011
Form of Convertible Promissory Notes issued to Continental Equities, LLC on
4.1	September 7, 2012	10-K	June 8, 2015
Form of Convertible Promissory Notes issued to Asher Enterprises, Inc. on May
4.2	20, 2013	10-K	June 8, 2015
10.1	Stock Purchase Agreement AudioEye date March 31, 2010.	10-K	April 15, 2010
10.2	AudioEye Spinoff Master Agreement dated June 22, 2011	8-K	June 24, 2011
10.3	Revised AudioEye Spinoff Master Agreement dated April 5, 2012	8-K	April 27, 2012
Royalty Agreement, dated June 22, 2011, by and between the Company
10.4	and AudioEye	10-K	June 8, 2015
Services Agreement, dated June 22, 2011, by and between the Company
10.5	and AudioEye	10-K	June 8, 2015
Call Option Agreement, dated August 1, 2013, between the Company and
10.6	AudioEye	10-K	June 8, 2015
Call Option Agreement Second Extension, dated September 14, 2013, between the
10.7	Company and AudioEye	10-K	June 8, 2015
Call Option Agreement Third Extension, dated November 7, 2013, between the
10.8	Company and AudioEye	10-K	June 8, 2015
Call Option Agreement Second Extension, dated December 16, 2013, between the
10.9	Company and AudioEye	10-K	June 8, 2015
Modification to Separation Agreement and Release, dated June 26, 2013,
10.10	between the Company and Alan Morell	10-K	June 8, 2015
Settlement Agreement, dated August 3, 2013, among the Company, James
10.11	Ennis, Scott Baily, Martin Boyle, Hudson Capital Advisors and Michael Vandetty	10-K	June 8, 2015
Termination Agreement and Release, dated August 3, 2013, among the Company,
10.12	Continental Investments Group, Inc. and Connied, Inc.	10-K	June 8, 2015
Form Resignation and Compensation Agreement, dated February 5, 2014,
10.13	between the Company and Barry Kernan, Ian Thompson and Declan Keegan	10-K	June 8, 2015
Form Indemnification Agreement, dated February 5, 2014, between the
10.14	Company and Barry Kernan, Ian Thompson and Declan Keegan	10-K	June 8, 2015
February 20,
14.1	Code of Ethics	10-KSB	2008
21.1	Subsidiaries of Registrant *

Exhibit Number	Description of Exhibit

31.1	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to Section 302 *	.

31.2	CMG Holdings Group, Inc. Certification of Chief Financial Officer pursuant to Section 302 *	.

32.1	CMG Holdings Group, Inc. Certification of CEO and CFO Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act.	.

Interactive Data Files for CMG Holdings Group, Inc. 10K for the Year Ended December 31, 2020
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

101**

of 2002 *

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

CMG HOLDINGS GROUP, INC. (Registrant)
April 17, 2023	/s/ Glenn Laken
Glenn Laken,Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CMG HOLDINGS GROUP, INC. (Registrant)
April 17, 2023	By: /s/ Glenn Laken
Glenn Laken, Chairman