Form 10-Q
period 2023-03-31
CMG HOLDINGS GROUP, INC.
filed 2023-05-12
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 1, 2023, there were 438,672,016 shares of common stock of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 2023 AND 2022

CMG Holdings Group, Inc.
Consolidated Balance Sheet

	(Unaudited)	(Audited)
	March 31,	December 31,
ASSETS	2023	2022
CURRENT ASSETS
Cash	$227,385	$338,156
Loan to officer	100,000	100,000
Loan receivable	1,562,190	1,514,764

Total current assets	1,889,575	1,952,920

Property and equipment	1,862	2,483

Total Assets	$1,891,437	$1,955,403

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued Interest	$48,761	$39,014
Deferred compensation	409,014	385,511
Loan payable	722,000	722,000
Loan from outside party	15,000	15,000
Note payable	60,000	60,000

Total current liabilities	1,254,775	1,221,525

TOTAL LIABILITIES	1,254,775	1,221,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of March 31, 2023 and December 31, 2022, respectively	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Accumulated deficit	(14,432,699)	(14,335,483)

TOTAL STOCKHOLDERS DEFICIT	636,662	733,878

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,891,437	$1,955,403

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022

Revenues	$159,614	$407,929

Cost of revenues	129,491	289,917

Gross Profit	30,123	118,012

Operating expenses
General and administrative expenses	150,014	148,025
Total operating expenses	150,014	148,025

Net income from operations	(119,891)	(30,013)

Other income (expense)
Interest Income	32,425	28,266
Interest expense	(9,750)	(20,897)
Total other income (expense)	22,675	7,369
	.	.
Net income	$(97,216)	$(22,644)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	438,672,016	438,672,016

Income (Loss) per Common Share - Basic and Diluted	$—	$—

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Common Stock
			Additional		Total
	Number of		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	438,672,016	$438,672	$14,630,689	$(14,335,483)	$733,878

Net Income(Loss) for the year	—	—	—	(97,216)	(97,216)

Balance March 31, 2023	438,672,016	$438,672	$14,630,689	$(14,432,699)	$636,662

	Common Stock
			Additional		Total
	Number of		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	438,672,016	$438,672	$14,630,689	$(14,353,100)	$716,261

Net Income(Loss) for the year	—	—	—	(22,644)	(22,644)

Balance March 31, 2022	438,672,016	$438,672	$14,630,689	$(14,375,744)	$693,617

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(97,216)	$(22,644)
Adjustments to reconcile net income to cash used in operating activities
Depreciation	620	929
Interest income	(32,425)	(28,266)
Deferred compensation	23,500	(27,500)
Accrued interest expense	9,750	20,897
	—
Net cash provided by operations	(95,771)	(56,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan NVT	(15,000)	(20,940)
Payment of loan payable	—
Net cash provided by financing activities	(15,000)	(20,940)

Net increase in cash	(110,771)	(77,524)
Cash, beginning of period	338,156	595,430
Cash, end of period	$227,385	$517,906

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2023 and December 31, 2022 the Company had no cash equivalents.

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

3 Loan Receivable

On November 15, 2019 the company entered into an agreement to a line of credit (LOC) with Pristec America Inc. (Pristec). The LOC was for $75,000. As of December 31, 2019, the Company had loaned to Pristec $67,500 at an interest rate of 12%, the loan matures in twelve (12) months. As of December 31, 2020 the Company loaned an additional $32,500 and extended the loan for another 12 months until December 31, 2023. Pristec is a late stage technology company that has 108 worldwide patents for the cold cracking of crude oil and other oil products. The Company has been granted the right to convert this loan into 100 shares of stock at price of $1,000. At the discretion of the Company, the Company has the option of entering into a revenue sharing at the same terms. Total amount owed including interest is $125,430 and $123,430 as of March 31, 2023 and December 31, 2022, respectively.

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. During the year ended December 31, 2021 the Company loaned an additional $999,201 to NVT. NVT repaid $60,000 to the Company. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was extended on December 24, 2022 until December 24, 2023. The loan was verbally extended until December 24, 2023. The total amount owed including interest is $1,436,759 and $1,391,334 as of March 31, 2023 and December 31, 2022 respectively.

On September 3, 2022, The Company loan its CEO Glenn Laken $100,000 for personal legal fees.

4       Equity

a.	Common Stock

During the periods ended March 31, 2023 and December 31, 2022, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended March 31, 2023 and December 31, 2022, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years. These warrants were extended to December 15, 2022. They were extended again to December 15, 2027. The remaining life at March 31, 2023 is 4 years 9 months(57 months)

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

5                  Notes Payable

Convertible Promissory Notes

On November 23, 2021, the Company borrowed $500,000 from GS Capital Partners LLC. The note is due and payable on November 23, 2022. The note has an interest rate of 6% per annum. The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price for each share of Common Stock at a price ("Conversion Price") of $0.0165 per share (the “Fixed Price”). Beginning on the 6th monthly anniversary of the Issuance Date of the Note, the Fixed Price shall be equal to $0.0092 per share. Provided, however that in the event, the Company’s Common Stock trades below $0.007 per share for more than seven (7) consecutive trading days, the Holder of this Note is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's Common Stock at a Conversion Price equal to the lower of the Fixed Price or 75% of the average of the two lowest VWAP’s of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the ten  prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price). If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Such conversion shall be effectuated by the Company delivering the shares of Common Stock to the Holder within 3 business days of receipt by the Company of the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion.  No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. To the extent the Conversion Price of the Company’s Common Stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law.  The Company agrees to honor all conversions submitted pending this increase. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor). The conversion discount, look back period and other terms will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, prepayment rate, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while this Note is in effect, including but not limited to defaults, penalties and the remedy for such defaults or penalties. During the year ended December 31, 2022 the Company borrowed an additional $222,000 under the same terms. At March 31, 2023 the balanced owed was $722,000.

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

7             Income Taxes

The Company has a net operating loss carried forward of $14,398,892 available to offset taxable income in future years which commence expiring in 2030. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2022 and 2021). As at March 31, 2023and December 31, 2022, the Company had no uncertain tax positions.

	2023	2022
Income tax recovery at Statutory rate	$20,415	$4,515
Permanent differences and other	—	—
Valuation allowance change	(20,415)	(4,515)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at March 31, 2023 and December 31, 2022 are as follows:

	2023	2022
Net operating loss carried forward	$14,432,699	$14,331,600
Valuation allowance	$(14,432,699)	$(14,331,600)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

8          Segments

The Company splits its business activities during the year ended December 31, 2022 into three Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended March 31, 2023

		CMG Holding
	XA	Group	Total
Revenues	159,614	—	159,614

Cost of Revenues	129,493	—	129,493

Gross Profit	30,121	—	30,121

Operating expenses	78,711	71,302	150,013

Operating income (loss)	(48590)	(71,302)	(119,892)

Other income (expenses)	-	22,675	22,675

Net income(loss)	(48,590)	(48,627)	97,217

The Company splits its business activities during the year ended December 31, 2021 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended March 31, 2022.

		CMG Holding
	XA	Group	Total
Revenues	407,929	-	407,929

Cost of revenues	273,122	-	273,122

Gross profit	134,807	-	134,807

Operating expenses	72,839	74,772	147,611

Operating income (loss)	61,968	(74,772)	(12,804)

Other income (expenses)	-	(7,158)	(7,158)

Net income(loss)	61,968	(81,930)	(19,962)

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

9 Related Party Transactions

The Company borrowed $125,000 from a relative of the Company CEO. This amount is due on demand and has an interest rate of 0%. At March 31, 2023 the remaining balance of the loan was $15,000.

The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has an original term of 5 years. On December 15, 2017 the purchase price was changed to $.0035 and the term was extended 5 years. The warrants were extended 5 years on December 15, 2022. The warrants were vested 100% on April 7, 2014 when issued.

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $409,014 at March 31, 2023. The Company made payments of $(23,500) and $27,500 in excess of the current $45,000 and $45,000 salary for periods ended March 31, 2023 and 2022, respectively.

The Company paid $37,500 and $37,500 for the periods ended March 31, 2023 and 2022, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2021

Gross revenues decreased from $407,929 for the three months ended March 31, 2022 to $159,614 for the three months ended March 31, 2023. The decrease in revenues was mainly attributable to the slow down in business for the first quarter of 2023.

Cost of revenue decreased from $273,122 for the three months ended March 31, 2022 to $129,493 for the three months ended March 31, 2023. Thede increase in cost of revenues was mainly attributable to the slow down in business for the first quarter of 2023.

Operating expenses decreased from $159,163 for the three months ended March 31, 2021 to $147,612 for the three months ended March 31, 2022. The decrease in operating expenses is due to the decrease in support expenses to run business.

Net loss increased from a loss of $12,805 for the three months ended March 31, 2022 to net loss of $97,217 for the three months ended March 31, 2023. The increase in net loss to net income was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2023, the Company’s cash on hand was $227,385.

Cash used in operating activities for the three months ended March 31, 2022 was $39,376, as compared to cash provided by operating activities of $56,584 for the three months ended March 31, 2022. The increase in net loss to net income was mainly attributable to the slow down in business for the first quarter of 2023.

Cash used in investing activities for the three months ended March 31, 2023 was $0 as compared cash used in investing activities of $0 for the three months ended March 31, 2022.

Cash used by financing activities for the three months ended March 31, 2023 was $15,000 as compared to $20,940 used in the three months ended March 31, 2022.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of March 31, 2023, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2023 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of March 31, 2023:

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting. As of March 31, 2023 no changes have occurred.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the period ended March 31, 2023, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

CMG HOLDINGS GROUP, INC.
Dated: May 12, 2023	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer