Form 10-Q
period 2023-06-30
CMG HOLDINGS GROUP, INC.
filed 2023-08-15
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of July 22, 2023, there were 438,672,016 shares of common stock of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED

JUNE 30, 2023 AND 2022

CMG Holdings Group, Inc. Consolidated Balance Sheet

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$188,684	$338,157
Loan to shareholder	100,000	100,000
Loan receivable	1,586,639	1,514,764

Total current assets	1,875,323	1,952,921

Property and equipment	1,241	2,483

Total Assets	$1,876,564	$1,955,404

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	$58,511	$39,011
Deferred compensation	443,014	385,514
Loan from outside party	15,000	15,000
Loan payable	712,000	722,000
Note payable	60,000	60,000

Total current liabilities	1,288,525	1,221,525

TOTAL LIABILITIES	1,288,525	1,221,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of June 30, 2023 and December 31, 2022, respectively	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Accumulated deficit	(14,481,322)	(14,335,482)

TOTAL STOCKHOLDERS DEFICIT	588,039	733,879

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,876,564	$1,955,404

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$319,811	$567,627	$479,425	$975,556

Cost of revenues	144,450	479,585	273,943	769,502

Gross Profit	175,361	88,042	205,482	206,054

Operating expenses
General and administrative expenses	244,111	157,656	394,125	305,681
Total operating expenses	244,111	157,656	394,125	305,681

Net income from operations	(68,750)	(69,614)	(188,643)	(99,627)

Other income
Settlement of Hudson Gray	—	—	—	—
Settlement of loan payable	—	—	—	—
PPP loan forgiveness	—	62,500	—	62,500
Interest expense	(14,322)	(14,233)	(24,072)	(35,130)
Interest income	34,450	27,363	66,875	56,289
	—	—	—	—
Total other income	20,128	75,630	42,803	83,659

Net income	$(48,622)	$6,016	$(145,840)	$(15,968)

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
					Additional			Total
	Number of		Number of		Paid In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2021	—	$—	438,672,016	$438,672	$14,630,689	$—	$(14,353,100)	$716,261

Net Income(Loss) for the year	—	—	—	—	—	—	(15,968)	(15,968)

Balance June 30, 2022	—	—	438,672,016	$438,672	$14,630,689	$—	$(14,369,258)	$700,305

	Preferred Stock		Common Stock
					Additional			Total
	Number of		Number of		Paid In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2022	—	—	438,672,016	438,672	14,630,689	—	(14,335,482)	733,879

Net Income(Loss) for the year	—	—	—	—	—	—	(145,840)	(145,840)

Balance June 30, 2023	—	$—	438,672,016	$438,672	$14,630,689	$—	$(14,481,322)	$588,039

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the six	For the six
	months ended	months ended
	June 30, 2022	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(145,840)	$(15,968)
Adjustments to reconcile net income to cash used in operating activities

Prepaid legal fees	—	—
Gain on sale of stock	—	—
PPP loan forgiveness	—	(62,500)
Depreciation	1,242	1,857
Deferred compensation	90,000	90,000
Interest income	(66,875)	(56,289)
Interest expense	19,500	35,130
Accounts payable	—	—

Net cash used in operations	(101,973)	(7,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	—	—
Proceeds from repayment of notes receivable	12,000	—
Payments of loan payable	(10,000)	—
Payment of notes receivable	(17,000)	(16,840)
Payment of deferred compensation	(32,500)	(122,500)
Net cash used in investing activities	(47,500)	(139,340)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—

Net increase in cash	(149,473)	(147,110)
Cash, beginning of period	338,157	595,430
Cash, end of period	$188,684	$448,320

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2023 and December 31, 2022 the Company had no cash equivalents.

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

3 Loan Receivable

On November 15, 2019 the company entered into an agreement to a line of credit (LOC) with Pristec America Inc. (Pristec). The LOC was for $75,000. As of December 31, 2019, the Company had loaned to Pristec $67,500 at an interest rate of 12%, the loan matures in twelve (12) months. As of December 31, 2020 the Company loaned an additional $32,500 and extended the loan for another 12 months until December 31, 2023. Pristec is a late stage technology company that has 108 worldwide patents for the cold cracking of crude oil and other oil products. The Company has been granted the right to convert this loan into 100 shares of stock at price of $1,000. At the discretion of the Company, the Company has the option of entering into a revenue sharing at the same terms. Total amount owed including interest is $125,430 and $123,430 as of June 30, 2023 and December 31, 2022, respectively.

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. During the year ended December 31, 2021 the Company loaned an additional $999,201 to NVT. NVT repaid $60,000 to the Company. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was extended on December 24, 2022 until December 24, 2023. The loan was verbally extended until December 24, 2023. The total amount owed including interest is $1,459,209 and $1,391,334 as of June 30, 2023 and December 31, 2022 respectively.

On September 3, 2022, The Company loan its CEO Glenn Laken $100,000 for personal legal fees.

4       Equity

a.	Common Stock

During the periods ended June 30, 2023 and December 31, 2022, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended June 30, 2023 and December 31, 2022, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years. These warrants were extended to December 15, 2022. They were extended again to December 15, 2027. The remaining life at June 30, 2023 is 4 years 6 months(54 months)

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

5                  Notes Payable

Convertible Promissory Notes

On November 23, 2021, the Company borrowed $500,000 from GS Capital Partners LLC. The note is due and payable on November 23, 2022. The note has an interest rate of 6% per annum. The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price for each share of Common Stock at a price ("Conversion Price") of $0.0165 per share (the “Fixed Price”). Beginning on the 6th monthly anniversary of the Issuance Date of the Note, the Fixed Price shall be equal to $0.0092 per share. Provided, however that in the event, the Company’s Common Stock trades below $0.007 per share for more than seven (7) consecutive trading days, the Holder of this Note is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's Common Stock at a Conversion Price equal to the lower of the Fixed Price or 75% of the average of the two lowest VWAP’s of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the ten  prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price). If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Such conversion shall be effectuated by the Company delivering the shares of Common Stock to the Holder within 3 business days of receipt by the Company of the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion.  No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. To the extent the Conversion Price of the Company’s Common Stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law.  The Company agrees to honor all conversions submitted pending this increase. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor). The conversion discount, look back period and other terms will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, prepayment rate, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while this Note is in effect, including but not limited to defaults, penalties and the remedy for such defaults or penalties. During the year ended December 31, 2022 the Company borrowed an additional $222,000 under the same terms. At June 30, 2023 the balanced owed was $712,000.

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

7             Income Taxes

The Company has a net operating loss carried forward of $14,481,322 available to offset taxable income in future years which commence expiring in 2030. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2022 and 2021). As at June 30, 2023 and December 31, 2022, the Company had no uncertain tax positions.

	2023	2022
Income tax recovery at Statutory rate	$30,626	$4,515
Permanent differences and other	—	—
Valuation allowance change	(30,626)	(4,515)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at June 30, 2023 and December 31, 2022 are as follows:

	2023	2022
Net operating loss carried forward	$14,481,322	$14,331,600
Valuation allowance	$(14,481,322)	$(14,331,600)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

8          Segments

The Company splits its business activities during the six months emded ended June 30, 2023 into three Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended June 30, 2023.

		CMG Holding
	XA	Group	Total
Revenues	479,425	—	479,425

Cost of Revenues	273,943	—	273,943

Gross Profit	205,482	—	205,482

Operating expenses	194,687	199,437	394,124

Operating income (loss)	10,795	(199,437)	(188,642)

Other income (expenses)	—	42,803	42,803

Net income(loss)	10,795	(156,634)	(142,839)

The Company splits its business activities during the year ended December 31, 2021 into three reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended June 30, 2022.

		CMG Holding
	XA	Group	Total
Revenues	975,555	—	975,555

Cost of revenues	797,886	—	797,886

Gross profit	177,669	—	177,669

Operating expenses	99,786	205,482	305,268

Operating income (loss)	77,883	(205,482)	(127,599)

Other income (expenses)	62,500	49,131	111,631

Net income(loss)	140,383	(156,351)	(15,968)

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

9 Related Party Transactions

The Company borrowed $125,000 from a relative of the Company CEO. This amount is due on demand and has an interest rate of 0%. At June 30, 2023 the remaining balance of the loan was $15,000.

The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has an original term of 5 years. On December 15, 2017 the purchase price was changed to $.0035 and the term was extended 5 years. The warrants were extended 5 years on December 15, 2022. The warrants were vested 100% on April 7, 2014 when issued.

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $443,014 at June 30, 2023. The Company made payments of $(57,500) and $32,500 in excess of the current $45,000 and $90,000 salary for periods ended June 30, 2023 and 2022, respectively.

The Company paid $75,000 and $75,000 for the periods ended June 30, 2023 and 2022, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

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

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2023

Gross revenues decreased from $975,555 for the six months ended June 30, 2022 to $479,425 for the six months ended June, 2023. The decrease in revenues was mainly attributable to decrease in available business in the current year.

Cost of revenue decreased from $769,502 for the six months ended June 30, 2022 to $273,943 for the six months ended Jun3 30, 2023. The decrease in cost of revenues was mainly attributable to decrease in available business in the current year.

Operating expenses increased from $305,681 for the six months ended June 30, 2022 to $394,124 for the six months ended June 30, 2023. The increase in operating expenses is due to the increase in support expenses to run business.

Net income decreased from a loss of $15,968 for the six months ended June 30, 2022 to net loss of $145,840 for the six months ended June 30, 2023. The increase in net loss was mainly attributable to decrease in available business in the current year and increase in interest income and interest expense.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2023, the Company’s cash on hand was $188684.

Cash used in operating activities for the six months ended June 30, 2023 was $101,973, as compared to cash used in operating activities of $7,770 for the six months ended June 30, 2022. The increase in net loss was mainly attributable to decrease in available business in the current year.

Cash used in investing activities for the six months ended June 30, 2023 was $47,500 as compared cash used in investing activities of $139,340 for the six months ended June 30, 2022. This was due to the Company not loaning additional funds to NVT during the period and not getting additionl financing.

Cash provided by financing activities for the six months ended June 30, 2023 was $0 as compared to $0 provided by financing activities the six months ended June, 2022.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2023.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of June 30, 2023, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2023 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of June 30, 2023:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the period ended June 30, 2023, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

CMG HOLDINGS GROUP, INC.
Dated: August 14, 2023	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer