Form 10-Q
period 2023-09-30
CMG HOLDINGS GROUP, INC.
filed 2023-11-14
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 10, 2023, there were 438,672,016 shares of common stock of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 2023 AND 2022

CMG Holdings Group, Inc. Consolidated Balance Sheet

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$102,368	$338,157
Loan to shareholder	100,000	100,000
Loan receivable	1,621,089	1,514,764

Total current assets	1,823,457	1,952,921

Property and equipment	621	2,483

Total Assets	$1,824,078	$1,955,404

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	$58,511	$39,011
Deferred compensation	488,014	385,514
Loan from outside party	15,000	15,000
Loan payable	712,000	722,000
Note payable	60,000	60,000

Total current liabilities	1,333,525	1,221,525

TOTAL LIABILITIES	1,333,525	1,221,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of September 30, 2023 and December 31, 2022, respectively	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Accumulated deficit	(14,578,808)	(14,335,482)

TOTAL STOCKHOLDERS DEFICIT	490,553	733,879

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,824,078	$1,955,404

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$146,143	$911,206	$625,568	$1,886,761

Operating expenses
Cost of revenues	27,921	581,254	301,864	1,379,140
General and administrative expenses	250,158	194,971	644,283	507,397
Total operating expenses	278,079	776,225	946,147	1,886,537

Net income from operations	(131,936)	134,981	(320,579)	224

Other income
Settlement of Hudson Gray	—	—	—	—
Interest expense	—	—	(24,072)	(6,000)
Interest income	34,450	29,544	101,325	85,833
PPP loan forgiveness	—		—	62,500
Gain on sale of stock.	—	—	—	—
Total other income	34,450	29,544	77,253	142,333

Net income	$(97,486)	$164,525	$(243,326)	$142,557

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	—	$—	438,672,016	$438,672	$14,630,689	$(14,353,100)	$716,261

Net Income(Loss) for the year	—	—	—	—	—	142,557	142,557

Balance September 30, 2022	—	—	438,672,016	$438,672	$14,630,689	$(14,210,543)	$858,818

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	—	—	438,672,016	438,672	14,630,689	(14,335,482)	733,879

Net Income(Loss) for the year	—	—	—	—	—	(243,326)	(243,326)

Balance September 30, 2023	—	$—	438,672,016	$438,672	$14,630,689	$(14,578,808)	$490,553

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the nine	For the nine
	months ended	months ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(243,326)	$142,557
Adjustments to reconcile net income to cash used in operating activities
Accounts receivable	—	—
Accrued liabilities	—	35,130
Prepaid legal fees	—	—
Gain on sale of stock	—	—
Depreciation	1,862	2,785
Deferred compensation	135,000	(53,000)
Interest expense	19,500	6,000
Interest income	(101,325)	(85,833)
Accounts payable	—	—
PPP loan forgiveness	—	(62,500)

Net cash provided by operations	(188,289)	(14,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment	—	—
Loan receivable	—	(21,940)
Proceeds from repayment of notes receivable	12,000	—
Proceeds from sale of stock	—	—
Proceeds from loan payable	(10,000)	80,000
Loan to shareholder	—	(100,000)
Payment of notes receivable	(17,000)	—
Payment of deferred compensation	(32,500)	—
Net cash used in investing activities	(47,500)	(41,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	—	—
Proceeds from pay check protection loan	—	—
Payment of loans	—	—
Net cash provided by (used in) financing activities	—	—

Net increase in cash	(235,789)	(56,801)
Cash, beginning of period	338,157	595,430
Cash, end of period	$102,368	$538,629

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents.

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

3 Accounts Receivable

Accounts receivable consist of invoices for events that occurred prior to period end that the payments were received in the following year. The balance of accounts receivable at September 30, 2023 and December 31, 2022 were $0 and $0, respectively.

4 Loan Receivable

On November 15, 2019 the company entered into an agreement to a line of credit (LOC) with Pristec America Inc. (Pristec). The LOC was for $75,000. As of December 31, 2019, the Company had loaned to Pristec $67,500 at an interest rate of 12%, the loan matures in twelve (12) months. As of December 31, 2020 the Company loaned an additional $32,500 and extended the loan for another 12 months until December 31, 2023. Pristec is a late stage technology company that has 108 worldwide patents for the cold cracking of crude oil and other oil products. The Company has been granted the right to convert this loan into 100 shares of stock at price of $1,000. At the discretion of the Company, the Company has the option of entering into a revenue sharing at the same terms. Total amount owed including interest is $125,430 and $123,430 as of September 30, 2023 and December 31, 2022, respectively.

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. During the year ended December 31, 2021 the Company loaned an additional $999,201 to NVT. NVT repaid $60,000 to the Company. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was extended on December 24, 2022 until December 24, 2023. The loan was verbally extended until December 24, 2023. The total amount owed including interest is $1,459,209 and $1,391,334 as of September 30, 2023 and December 31, 2022 respectively.

On September 3, 2022, The Company loan its CEO Glenn Laken $100,000 for personal legal fees.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

5 Accounts Payable

Accounts payable consist of expenses incurred during the year that had not yet been paid. The balance of accounts payable at September 30, 2023 is $0. The balance of accounts payable at December 31, 2022 were $0. These accounts payable consisted of trade accounts payable.

6       Equity

a.	Common Stock

During the periods ended September 30, 2023 and December 31, 2022, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended September 30, 2023 and December 31, 2022;, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years.

7                  Notes Payable

Convertible Promissory Notes

On November 23, 2021, the Company borrowed $500,000 from GS Capital Partners LLC. The note is due and payable on November 23, 2022. The note has an interest rate of 6% per annum. The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price for each share of Common Stock at a price ("Conversion Price") of $0.0165 per share (the “Fixed Price”). Beginning on the 6th monthly anniversary of the Issuance Date of the Note, the Fixed Price shall be equal to $0.0092 per share. Provided, however that in the event, the Company’s Common Stock trades below $0.007 per share for more than seven (7) consecutive trading days, the Holder of this Note is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's Common Stock at a Conversion Price equal to the lower of the Fixed Price or 75% of the average of the two lowest VWAP’s of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the ten  prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price). If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Such conversion shall be effectuated by the Company delivering the shares of Common Stock to the Holder within 3 business days of receipt by the Company of the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion.  No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. To the extent the Conversion Price of the Company’s Common Stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law.  The Company agrees to honor all conversions submitted pending this increase. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor). The conversion discount, look back period and other terms will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, prepayment rate, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while this Note is in effect, including but not limited to defaults, penalties and the remedy for such defaults or penalties. During the year ended December 31, 2022 the Company borrowed an additional $222,000 under the same terms. At September 30, 2023 the balanced owed was $712,000.

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

9             Income Taxes

The Company has a net operating loss carried forward of $14,578,808 available to offset taxable income in future years which commence expiring in 2030. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2023 and 2022). As of September 30 2023 and December 31, 2022, the Company had no uncertain tax positions.

	2023	2022
Income tax recovery at Statutory rate	$29,937	$(25,877)
Permanent differences and other	—	—
Valuation allowance charges	(29,937)	25,877
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Net operating loss carried forward	$14,578,808	$14,335,482
Valuation allowance	(14,578,808)	(14,335,482)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

 10          Segments

The Company splits its business activities during the period ended September 30, 2023 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the three months ended September 30, 2023.

		CMG
		Holding
	XA	Group	Total
Revenues	146,143	—	146,143

Operating expenses	219,024	59,055	278,079

Operating income (loss)	(72,881)	(59,055)	(131,936)

Other income (expense)	—	34,450	34,450

Net income (loss)	(72,881)	(24,605)	(97,486)

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

 10          Segments (continued)

The Company splits its business activities during the period ended September 30, 2023 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the nine months ended September 30, 2023.

		CMG
		Holding
	XA	Group	Total
Revenues	625,568	—	625,568

Operating expenses	735,530	210,616	946,146

Operating income (loss)	(111,962)	(210,616)	(320,578)

Other income (expense)	—	77,253	77,253

Net income (loss)	(111,962)	(133,363)	243,325

The Company splits its business activities during the period ended September 30, 2022 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the nine months ended September 30, 2022.

		CMG
		Holding
	XA	Group	Total
Revenues	1,886,761	—	1,886,761

Operating expenses	1,563,057	329,480	1,892,537

Operating income (loss)	323,704	(329,480)	(5776)

Other income (expense)	—	148,333	148,333

Net income (loss)	323,704	(181,147)	142,557

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

11 Related Party Transactions

The Company borrowed $125,000 from a relative of the Company CEO. This amount is due on demand and has an interest rate of 0%. At September 30, 2023 the remaining balance of the loan was $15,000.

The Company issued the Company CEO a warrant to purchase 40,000,000 shares of the Company’s common stock at $0.0155. The warrant has an original term of 5 years. On December 15, 2017 the purchase price was changed to $.0035 and the term was extended 5 years. The warrants were vested 100% on April 7, 2014 when issued.

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $438,514 at December 31, 2021. The Company made payments of $53,000 and $44,862 in excess of the current $135,000 and $180,000 salary for periods ended September 30, 2023 and December 31, 2022, respectively.

The Company paid $75,000 and $150,000 for the periods ended September 30, 2022 and December 31, 2021, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

On September 2, 2023, the Company loaned the CEO $100,000 for legal expenses related to the decision to sell Company assets that had been written off in prior years. The proceeds of the sale were deposited into the Company bank account.

12 Subsequent Events

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

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2023

Gross revenues decreased from $1,886,761 for the nine months ended September 30, 2022 to $625,568 for the nine months ended September, 2023. The decrease in revenues was mainly attributable to the decrease in overall business due to worldwide inflation.

Cost of revenue increased from $1,379,140 for the nine months ended September 30, 2022 to $581,254 for the nine months ended September 30, 2023. The decrease in cost of revenues was mainly attributable to the decrease in overall business due to worldwide inflation.

Operating expenses increased from $513,397 for the nine months ended September 30, 2022 to $644,283 for the nine months ended September 30, 2023. The increase in operating expenses is due to the decrease in support expenses to run business and increase in interest expense for the quarter.

Net income decreased from a loss of $142,557 for the nine months ended September 30, 2022 to net loss of $243,326 for the nine months ended September 30, 2023. The decrease in net income was mainly attributable to decrease in overall business due to worldwide inflation .

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2023, the Company’s cash on hand was $102,368.

Cash used in operating activities for the nine months ended September 30, 2023 was $188,289, as compared to cash provided by operating activities of $14,861 for the nine months ended September 30, 2022. The increase in net loss to net income was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Cash used in investing activities for the nine months ended September 30, 2023 was $47,500 as compared cash used in investing activities of $41,9410 for the nine months ended September 30, 2022. This was due to the Company not loaning additional funds to NVT during the quarter.

Cash provided by financing activities for the nine months ended September 30, 2023 was $0 as compared to $0 provided by financing activities the nine months ended September, 2022.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2023.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

In performing this assessment, management has identified the following material weaknesses as of September 30, 2023:

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

CMG HOLDINGS GROUP, INC.
Dated: November 14, 2023	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer