Form 10-Q/A
period 2023-09-30
CMG HOLDINGS GROUP, INC.
filed 2023-11-17
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Paragraph

This 10Q filed on November 14, 2023 is being amended to delete disclosure of Good Gaming, Inc. shares that were completely disposed of as of December 31, 2021. The disclosure was inadvertently input in the document in error. The disclosure is no longer required as the Company no longer owns any shares of Good Gaming, Inc.

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

CMG HOLDINGS GROUP, INC.
Dated: November 16, 2023	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer