Form 10-K
period 2023-12-31
CMG HOLDINGS GROUP, INC.
filed 2024-04-16
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of March 5, 2024, there were 438,672,016 shares of Common Stock, no par value, outstanding.

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

Employees

As of December 31, 2023 the Company and its subsidiary had 3 employees. The personal service character of the marketing communications sector, the quality of personnel and executive management are crucially important to the Company’s continuing success. As of December 31, 2023, the Company has 3 independent contractors they are used on a regular Basis for services.

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

FISCAL YEAR ENDED DECEMBER 31, 2023	HIGH	LOW
First Quarter	0.0076	0.0071
Second Quarter	0.0076	0.0036
Third Quarter	0.0049	0.0036
Fourth Quarter	0.0038	0.0030
FISCAL YEAR ENDED DECEMBER 31, 2022 First Quarter	0.0076	0.0071
Second Quarter	0.0076	0.0036
Third Quarter	0.0049	0.0036
Fourth Quarter	0.0038	0.0038

As of March 31, 2024, our shares of common stock were held by approximately 199 stockholders of record. The transfer agent of our common stock is Securities Transfer Corporation, 2901 N. Dallas Parkway, Suitew 380, Plano, TX 75093, 469-633-0101.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended December 31, 2023 and 2022.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2023 included with this Form 10K. The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2023. The statements contained in this section that are not historical facts are forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward looking statements may be identified by, among other things, the use of forward looking terminology such as “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward looking statements, orally or in writing. Such forward looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

Financial analysis

Year ended December 31, 2023 compared to the year ended December 31, 2022 Liquidity and capital resources

As at December 31, 2023 the Company had a cash balance of $240,597 and working capital of $611,361 compared with a cash balance of $338,156 and a working capital of $713,395 at December 31, 2022. The decrease in cash was mainly due to slightly higher costs of operations.

Cash Flows from Operating Activities

During the year ended December 31, 2023, cash flows used in operating activities was $49,809 compared with provided by operating activities of $178,834 of cash flow during the year ended December 31, 2022. The increase in cash flow from operating activities is mainly due to slight decrease in operating costs.

Cash Flows from Investing Activity

During the year ended December 31, 2023, cash flows used by investing activities were $37,750, compared to $300,440 for the year ended December 31, 2022.

Cash Flows from Financing Activities

During the year ended December 31, 2023, cash used in financing activities was $10,000 as compared to cash provided of $212,000 for the year ended December 31, 2022.

Revenues

The Company had revenues of $2,035,375 in our fiscal year ended December 31, 2023, as compared to $2,033,712 in year ended December 31, 2022. The increase in revenues is mainly due to the slight increase in revenue for XA.

Cost of Sales

The Company had cost of sales of revenues of $1,432,347 in the year ended December 31, 2023, as compared to

$1,502,046 in the year ended December 31, 2022. The decrease in cost of sales is mainly due to the slight decrease of cost of revenues for XA.

Expenses

The Company had total operating expenses of $801,081 in the year ended December 31, 2023, as compared to $683,187 in the year ended December 31, 2022. The increase in operating expense is mainly due to the increase in operating fees.

Income

The Company had a net loss of $147,517 in the year ended December 31, 2023 as compared to net income of $17,617 in the year ended December 31, 2022. The decrease in net income is mainly due to the decrease in income received relating to decrease in cost of sales and increase in operating expenses.

Capital Resources

At December 31, 2023, we had assets totaling $1,989,786, compared to $1,955,403 at December 31, 2022. Assets at December 31, 2023 consisted primarily of cash of $240,597 and loan receivable of $1,724,189.

Liabilities

Our liabilities at December 31, 2023 totaled $1,378,425 compared to $1,221,525 at December 31, 2022. Liabilities at December 31, 2023 consisted primarily of $532,914 in deferred compensation, loan from outside party of $15,000, loan payable of $712,000 and note payable of $60,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL

FOR THE YEARS ENDED

DECEMBER 31, 2023 and 2022

CMG Holdings Group, Inc.
Consolidated Balance Sheet
As of December 31,

	2023	2022
ASSETS	Unaudited
CURRENT ASSETS
Cash	$240,597	$338,156
Loan to officer	100,000	100,000
Loan receivable	1,649,189	1,514,764

Total current assets	1,989,786	1,952,920

Property and equipment	—	2,483

Total Assets	$1,989,786	$1,955,403

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$58,511	$39,011
Deferred compensation	532,914	385,514
Loan Payable	712,000	722,000
Loan from outside party	15,000	15,000
Paycheck Pretection Loan	—	—
Note payable	60,000	60,000

Total current liabilities	1,378,425	1,221,525

TOTAL LIABILITIES	1,378,425	1,221,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of December 31, 2023 and 2022	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Accumulated deficit	(14,458,000)	(14,335,483)

TOTAL STOCKHOLDERS DEFICIT	611,361	733,878

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,989,786	$1,955,403

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
For the year ended December 31,

	2023	2022
	Unaudited
Revenues	$2,035,375	$2,033,712

Cost of revenues	1,432,347	1,502,046

Gross profit	603,028	531,666

Operating expenses
General and administrative expenses	801,081	683,187
Total operating expenses	801,081	683,187

Net income from operations	(198,053)	(151,521)

Other income (expense)
Interest Income	101,325	123,677
Interest Expense	(25,789)	(17,039)
Settlement of loan payable	—	—
Settlement of Lawsuit Hudson Gray	—	—
Forgiveness of PPP loan	—	62,500
Gain on sale of securities	—	—
Total other income	75,536	169,138

Net income	$(122,517)	$17,617

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	438,672,016	438,672,016

Income (Loss) per Common Share - Basic and Diluted	$—	$—

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

Unaudited

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2021	—	$—	438,672,016	$438,672	$14,630,689	$—	$(14,353,100)	716,261

Net Income(Loss) for the year	—	—	—	—	—	—	17,617	17,617

Balance December 31, 2022	—	—	438,672,016	438,672	14,630,689	—	(14,335,483)	733,878

Net Income(Loss) for the year	—	—	—	—	—	—	(122,517)	(122,517)

Balance December 31, 2023	—	$—	438,672,016	$438,672	$14,630,689	$—	$(14,458,000)	$611,361

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
For the year ended December 31,

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES	Unaudited
Net income	$(122,517)	$17,617
Adjustments to reconcile net income to cash used in operating activities
Depreciation	2,483	3,714
Forgiveness of PPP loan	—	(62,500)
Interest income	(101,325)	(123,677)
Accrued interest expense	24,150	39,012
Deferred compensation	147,400	(53,000)

Net cash provided by operations	(49,809)	(178,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	—	222,000
Payments of loans payable	(10,000)	—

Net cash provided by financing activities	(10,000)	222,000

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of loan receivable officer	—	(100,000)
Payment of loan receivable	(37,750)	(200,440)

Net cash provided by investing activities	(37,750)	(300,440)

Net increase in cash	(97,559)	(257,274)
Cash, beginning of year	338,156	595,430
Cash, end of year	$240,597	$338,156

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2023 and 2022, the Company had no cash equivalents.

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

3 Loan Receivable

On November 15, 2019 the company entered into an agreement to a line of credit (LOC) with Pristec America Inc. (Pristec). The LOC was for $75,000. As of December 31, 2019, the Company had loaned to Pristec $67,500 at an interest rate of 12%, the loan matures in twelve (12) months. As of December 31, 2020 the Company loaned an additional $32,500 and extended the loan for another 12 months until December 31, 2023. Pristec is a late stage technology company that has 108 worldwide patents for the cold cracking of crude oil and other oil products. The Company has been granted the right to convert this loan into 100 shares of stock at price of $1,000. At the discretion of the Company, the Company has the option of entering into a revenue sharing at the same terms. Total amount owed including interest is $123,430 and $121,447 as of December 31, 2023 and 2022, respectively.

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. During the year ended December 31, 2021 the Company loaned an additional $999,201 to NVT. NVT repaid $60,000 to the Company. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was extended on December 24, 2022 until December 24, 2023. The loan was verbally extended until December 24, 2023. The total amount owed including interest is $1,391,334 and $1,069,201 as of December 31, 2023 and 2022 respectively.

On September 3, 2022, The Company loan its CEO Glenn Laken $100,000 for personal legal fees.

4       Equity

a.	Common Stock

During the years ended December 31, 2023 and December 31, 2022, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the years ended December 31, 2023 and December 31, 2022, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years. These warrants were extended to December 15, 2022. They were extended again to December 15, 2027. The remaining life at December 31, 2022 is 5 years(60 months)

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

5                  Notes Payable

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

7             Income Taxes

The Company has a net operating loss carried forward of $14,398,892 available to offset taxable income in future years which commence expiring in 2030. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2023 and 2022). As at December 31, 2023 and 2022, the Company had no uncertain tax positions.

	2023	2022
Income tax recovery at Statutory rate	$4,515	$4,515
Permanent differences and other	—	—
Valuation allowance change	(4,515)	(4,515)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	2023	2022
Net operating loss carried forward	$14,458,000	$14,353,100
Valuation allowance	$(14,458,000)	$(14,353,100)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

8          Segments

The Company splits its business activities during the year ended December 31, 2023 into three Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the year ended December 31, 2023.

		CMG Holding
	XA	Group	Total
Revenues	2,035,375	—	2,035,375

Cost of Revenues	1,432,347	—	1,432,347

Gross Profit	603,028	—	603,028

Operating expenses	533,268	267,813	801081

Operating income (loss)	69,760	(267,813)	(198,053)

Other income (expenses)	(1,717)	77,252	75,535

Net income(loss)	69760	(190,561)	(122517)

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

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $532,914 at December 31, 2023. The Company made payments of $32,600 and $53,000 in excess of the current $180,000 and $180,000 salary for periods ended December 31, 2023 and 2022, respectively.

The Company paid $150,000 and $150,000 for the periods ended December 31, 2023 and 2022, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer d Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a15(e) and 15d15(e) under the Exchange Act) as of December 31, 2023. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2023.

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

In performing this assessment, management has identified the following material weaknesses as of December 31, 2023:

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2023, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Age	With Company Since	Director/Position

Glenn Laken	69	April 7, 2014	CEO, CFO and Chairman of the Board of Directors

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2023, the Board of Directors met one time. In addition, the Board of Directors had otherwise transacted business by unanimous written consents during the year 2022.

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

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Glenn Laken (1)	2023	$180,000	$0	$0	$0	$180,000
CEO, CFO and Chairman	2022	$180,000	$0	$0	$0	$180,000

(1)	Mr. Laken was appointed as our CEO and Chairman of the Board of Directors on April 30, 2014.

Employment Agreements

The Company has not entered into any employment contract with Glenn Laken, the CEO and Chairman of Board of Directors. Mr. Laken was granted warrants to purchase forty million (40,000,000) shares of Common Stock at an exercise price of $0.0155 with a term of five years. The warrants have been extended to December 15, 2024.

Outstanding Equity Awards at Fiscal Year End

There were no un exercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2023.

Securities Authorized for Issuance Under Equity Compensation Plan

There were no un exercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2023.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Director Compensation

Members of our Board of Directors do not normally receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. No directors received any compensation for their services during the fiscal year ended December 31, 2023.

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

(iii)	services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	FISCAL YEAR	FISCAL YEAR
FIRM	2023	2022
(i), (ii) Audit Related Fees: BF Borgers CPA PC*	$21,000	$13,000
(iii) Tax Fees	$—	$—
(iv) All Other Fees	$—	$—
TOTAL FEES	$21,000	$13,000

The Company’s board of directors, acting as our audit committee pre-approved each engagement of our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report: Financial Statements

The financial statements of CMG Holdings Group, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:Incorporate by Reference

Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
Agreement and Plan of Reorganization dated May 27, 2008 between
2.1	CMG Holding, Inc. and Creative Management Group, Inc.	8-K	May 5, 2008
3.1	Certificate of Incorporation of Pebble Beach Enterprises, Inc. dated July 26, 2004	10-KSB	February 1, 2006
Amendment to Certificate of Incorporation of CMG Holding, Inc., dated
3.2	February 20, 2008	8-K	February 1, 2006
3.3	Bylaws of CMG Holdings, Inc.	8-K	February 1, 2006
Certificate of the Designations, Powers Preferences and Rights of the Series A
3.4	Convertible Preferred Stock dated March 31, 2011	8-K	April 6, 2011
Certificate of the Designations, Powers Preferences and Rights of the Series B
3.6	Convertible Preferred Stock dated March 31, 2011	8-K	April 12, 2011
Form of Convertible Promissory Notes issued to Continental Equities, LLC on
4.1	September 7, 2012	10-K	June 8, 2015
Form of Convertible Promissory Notes issued to Asher Enterprises, Inc. on May
4.2	20, 2013	10-K	June 8, 2015
10.1	Stock Purchase Agreement AudioEye date March 31, 2010.	10-K	April 15, 2010
10.2	AudioEye Spinoff Master Agreement dated June 22, 2011	8-K	June 24, 2011
10.3	Revised AudioEye Spinoff Master Agreement dated April 5, 2012	8-K	April 27, 2012
Royalty Agreement, dated June 22, 2011, by and between the Company
10.4	and AudioEye	10-K	June 8, 2015
Services Agreement, dated June 22, 2011, by and between the Company
10.5	and AudioEye	10-K	June 8, 2015
Call Option Agreement, dated August 1, 2013, between the Company and
10.6	AudioEye	10-K	June 8, 2015
Call Option Agreement Second Extension, dated September 14, 2013, between the
10.7	Company and AudioEye	10-K	June 8, 2015
Call Option Agreement Third Extension, dated November 7, 2013, between the
10.8	Company and AudioEye	10-K	June 8, 2015
Call Option Agreement Second Extension, dated December 16, 2013, between the
10.9	Company and AudioEye	10-K	June 8, 2015
Modification to Separation Agreement and Release, dated June 26, 2013,
10.10	between the Company and Alan Morell	10-K	June 8, 2015
Settlement Agreement, dated August 3, 2013, among the Company, James
10.11	Ennis, Scott Baily, Martin Boyle, Hudson Capital Advisors and Michael Vandetty	10-K	June 8, 2015
Termination Agreement and Release, dated August 3, 2013, among the Company,
10.12	Continental Investments Group, Inc. and Connied, Inc.	10-K	June 8, 2015
Form Resignation and Compensation Agreement, dated February 5, 2014,
10.13	between the Company and Barry Kernan, Ian Thompson and Declan Keegan	10-K	June 8, 2015
Form Indemnification Agreement, dated February 5, 2014, between the
10.14	Company and Barry Kernan, Ian Thompson and Declan Keegan	10-K	June 8, 2015
February 20,
14.1	Code of Ethics	10-KSB	2008

Exhibit Number	Description of Exhibit

21.1	Subsidiaries of Registrant *

31.1	CMG Holdings Group, Inc. Certification of Chief Executive Officer pursuant to Section 302 *

31.2	CMG Holdings Group, Inc. Certification of Chief Financial Officer pursuant to Section 302 *

32.1	CMG Holdings Group, Inc. Certification of CEO and CFO Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act.

Interactive Data Files for CMG Holdings Group, Inc. 10K for the Year Ended December 31, 2020

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

101**

of 2002 *

Interactive Data Files for CMG Holdings Group, Inc. 10K for the Year Ended December 31, 2023

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

CMG HOLDINGS GROUP, INC. (Registrant)
April 15, 2024	/s/ Glenn Laken
Glenn Laken,Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CMG HOLDINGS GROUP, INC. (Registrant)
April 15, 2024	By: /s/ Glenn Laken
Glenn Laken, Chairman