Form 10-K/A
period 2023-12-31
CMG HOLDINGS GROUP, INC.
filed 2024-04-22
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference. None

Explanatory Paragraph

The 10K was filed without the Audit being completed. The audit was completed on April 20, 2024

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

FOR THE YEARS ENDED

DECEMBER 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CMG Holdings Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CMG Holdings Group, Inc. (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

April 22,2024

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

CMG HOLDINGS GROUP, INC. (Registrant)
April 22, 2024	/s/ Glenn Laken
Glenn Laken,Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CMG HOLDINGS GROUP, INC. (Registrant)
April 22, 2024	By: /s/ Glenn Laken
Glenn Laken, Chairman