Form 10-Q
period 2024-06-30
CMG HOLDINGS GROUP, INC.
filed 2024-08-19
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 27, 2024, there were 438,672,016 shares of common stock of the registrant issued and outstanding.

	CMG HOLDINGS GROUP, INC. FORM 10-Q TABLE OF CONTENTS
Item #	Description	Page Numbers
	PART I FINANCIAL INFORMATION
ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS	17
ITEM 4	CONTROLS AND PROCEDURES	17

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	18
ITEM 1A	RISK FACTORS	18
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4	MINE SAFETY DISCLOSURES	19
ITEM 5	OTHER INFORMATION	19
ITEM 6	EXHIBITS	19

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JUNE31, 2023 AND 2022

CMG Holdings Group, Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$224,365	$240,598
Loan to shareholder	—	100,000
Loan receivable	1,700,895	1,649,189

Total current assets	1,925,260	1,989,787

Property and equipment	—	—

Total Assets	$1,925,260	$1,989,787

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	$80,721	$58,511
Deferred compensation	488,534	532,914
Loan from outside party	15,000	15,000
Loan payable	712,000	712,000
Note payable	60,000	60,000

Total current liabilities	1,356,255	1,378,425

TOTAL LIABILITIES	1,356,255	1,378,425

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of June 30, 2024 and December 31, 2023, respectively	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Accumulated deficit	(14,500,356)	(14,457,999)

TOTAL STOCKHOLDERS DEFICIT	569,005	611,362

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,925,260	$1,989,787

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues	$849,668	$319,811	$1,165,088	$479,425

Cost of revenues	665,258	144,450	928,454	273,943

Gross Profit	184,410	175,361	236,634	205,482

Operating expenses
General and administrative expenses	179,022	244,111	327,609	394,125
Total operating expenses	179,022	244,111	327,609	394,125

Net income from operations	5,388	(68,750)	(90,975)	(188,643)

Other income
Settlement of Hudson Gray	—	—	—	—
PPP loan forgiveness	—	—	—	—
Interest expense	(12,460)	(14,322)	(22,210)	(24,072)
Interest income	38,328	34,450	70,828	66,875
	—	—	—	—
Total other income	25,868	20,128	48,618	42,803

Net income	$31,256	$(48,622)	$(42,357)	$(145,840)

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	—	$—	438,672,016	$438,672	$14,630,689	$(14,457,999)	$611,362

Net Income(Loss) for the year	—	—	—	—	—	(73,613)	(73,613)

Balance March 31, 2024	—	—	438,672,016	438,672	14,630,689	(14,531,612)	537,749

Net Income(Loss)	—	—	—	—	—	31,256	31,256

Balance June 30, 2024	—	—	438,672,016	$438,672	$14,630,689	$(14,500,356)	$569,005

	Preferred Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	—	—	438,672,016	438,672	14,630,689	(14,335,483)	733,878

Net Income(Loss) for the year	—	—	—	—	—	(97,216)	(97,216)

Balance March 31, 2023	—	—	438,672,016	438,672	14,630,689	(14,432,699)	636,662

Net Income(Loss) for the year	—	—	—	—	—	(48,622)	(48,622)

Balance June 30, 2023	—	$—	438,672,016	$438,672	$14,630,689	$(14,481,321)	$558,040

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the six	For the six
	months ended	months ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(42,357)	$(145,840)
Adjustments to reconcile net income to cash used in operating activities

Prepaid legal fees	—	—
Gain on sale of stock	—	—
PPP loan forgiveness	—	—
Depreciation	—	1,242
Deferred compensation	90,000	90,000
Interest income	(70,828)	(66,875)
Interest expense	22,210	19,500
Accounts payable	—	—

Net cash used in operations	(975)	(101,973)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of notes receivable	19,122	12,000
Payments of loan payable	—	(10,000)
Payment of notes receivable	—	(17,000)
Payment of deferred compensation	(34,380)	(32,500)
Net cash provided by investing activities	(15,258)	(47,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—

Net increase in cash	(16,233)	(149,473)
Cash, beginning of period	240,598	338,157
Cash, end of period	$224,365	$188,684

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

The results for the three months ended June 30, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2023, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2024 and for the related periods presented.

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2024 and December 31, 2023 the Company had no cash equivalents.

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

3 Loan Receivable

On November 15, 2019 the company entered into an agreement to a line of credit (LOC) with Pristec America Inc. (Pristec). The LOC was for $75,000. As of December 31, 2019, the Company had loaned to Pristec $67,500 at an interest rate of 12%, the loan matures in twelve (12) months. As of December 31, 2020 the Company loaned an additional $32,500 and extended the loan for another 12 months until December 31, 2023. Pristec is a late stage technology company that has 108 worldwide patents for the cold cracking of crude oil and other oil products. The Company has been granted the right to convert this loan into 100 shares of stock at price of $1,000. At the discretion of the Company, the Company has the option of entering into a revenue sharing at the same terms. Total amount owed including interest is $129,430 and $129,430 as of June 30, 2024 and December 31, 2023, respectively.

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. During the year ended December 31, 2021 the Company loaned an additional $999,201 to NVT. NVT repaid $60,000 to the Company. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was extended on December 24, 2022 until December 24, 2023. The loan was verbally extended until December 24, 2024. The total amount owed including interest is $1,700,895 and $1,649,189 as of June 30, 2024 and December 31, 2023 respectively.

4       Equity

a.	Common Stock

During the periods ended June 30, 2024 and December 31, 2023, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended June 30, 2024 and December 31, 2023, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years. These warrants were extended to December 15, 2022. They were extended again to December 15, 2027. The remaining life at June 30, 2024 is 3 years 6 months(42 months)

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

5                  Notes Payable

Convertible Promissory Notes

On November 23, 2021, the Company borrowed $500,000 from GS Capital Partners LLC. The note is due and payable on November 23, 2022. The note has an interest rate of 6% per annum. The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price for each share of Common Stock at a price ("Conversion Price") of $0.0165 per share (the “Fixed Price”). Beginning on the 6th monthly anniversary of the Issuance Date of the Note, the Fixed Price shall be equal to $0.0092 per share. Provided, however that in the event, the Company’s Common Stock trades below $0.007 per share for more than seven (7) consecutive trading days, the Holder of this Note is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's Common Stock at a Conversion Price equal to the lower of the Fixed Price or 75% of the average of the two lowest VWAP’s of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the ten  prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price). If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Such conversion shall be effectuated by the Company delivering the shares of Common Stock to the Holder within 3 business days of receipt by the Company of the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion.  No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. To the extent the Conversion Price of the Company’s Common Stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law.  The Company agrees to honor all conversions submitted pending this increase. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor). The conversion discount, look back period and other terms will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, prepayment rate, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while this Note is in effect, including but not limited to defaults, penalties and the remedy for such defaults or penalties. During the year ended December 31, 2022 the Company borrowed an additional $222,000 under the same terms. April 28, 2023 The Company made a payment of $10,000 to GS Capital to paydown the note as payment to extend the note for one year. At June 30, 2024 the balanced owed was $712,000.

The Company does not have sufficient shears available for the note to be converted, therefore management has determined that the note does not qualify as a derivative transaction.

NOTES PAYABLE

In 2017 the company borrowed 150,000 from 2 individuals in Ireland. 90k and 60k respectively. In 2021 the individual who was owed 90k was paid back with interest. The CEO of  CMG had a disagreement with the second lender and they  have not spoken in almost 4-5 years, we are carrying the loan and at some point it will more than likely settle. The balance at June 30, 2024 is $60,000.

6 Legal Proceedings

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Company has no legal proceedings as of June 30, 2024.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

7             Income Taxes

The Company has a net operating loss carried forward of $14,579,363 available to offset taxable income in future years which commence expiring in 2031. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2024 and 2023). As at June 30, 2024 and December 31, 2023, the Company had no uncertain tax positions.

	2024	2023
Income tax recovery at Statutory rate	$10,169	$25,729
Permanent differences and other	—	—
Valuation allowance change	(10,169)	(25,729)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at June 30, 2024 and December 31, 2023 are as follows:

	2024	2023
Net operating loss carried forward	$14,500,356	$14,457,999
Valuation allowance	$(14,500,356)	$(14,457,999)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated financial Statements

8          Segments

The Company splits its business activities during the year ended December 31, 2023 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended June 30, 2024

		CMG Holding
	XA	Group	Total
Revenues	1,165,088	—	1,165,088

Cost of Revenues	928,454	—	928,454

Gross Profit	236,634	—	236,634

Operating expenses	197,437	130,172	327,609

Operating income (loss)	39,197	(130,172)	(90,976)

Other income (expenses)	—	48,618	48,618

Net income(loss)	39,196	(81,554)	(42,357)

The Company splits its business activities during the year ended December 31, 2023 into two reportable segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the period ended June 30, 2023.

		CMG Holding
	XA	Group	Total
Revenues	479,425	—	479,425

Cost of Revenues	273,943	—	278,943

Gross Profit	205,482	—	205,482

Operating expenses	194,687	199,437	394,124

Operating income (loss)	10,795	(199,437)	(188,642)

Other income (expenses)	—	42,803	42,803

Net income(loss)	10,795	(156,634)	(147,830)

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

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $409,014 at March 31, 2023. The Company made payments of $(23,500) and $27,500 in excess of the current $45,000 and $45,000 salary for periods ended June 30, 2023 and 2022, respectively.

The Company paid $34,380 and $32,500 for the periods ended June 30, 2024 and 2023, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

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

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2024

Gross revenues decreased from $479,425 for the six months ended June 30, 2023 to $1,165,088 for the six months ended June, 2024. The increase in revenues was mainly attributable to increase in available business in the current year.

Cost of revenue decreased from $273,943 for the six months ended June 30, 2023 to $928,454 for the six months ended June 30, 2024. The increase in cost of revenues was mainly attributable to increase in available business in the current year.

Operating expenses increased from $394,124 for the six months ended June 30, 2023 to $327,609 for the six months ended June 30, 2024. The decrease in operating expenses is due to the decrease in support expenses to run business.

Net income decreased from a loss of $145,840 for the six months ended June 30, 2023 to net loss of $42,357 for the six months ended June 30, 2024. The decrease in net loss was mainly attributable to increase in available business in the current year and increase in interest income and interest expense.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2024, the Company’s cash on hand was $224,365.

Cash used in operating activities for the six months ended June 30, 2024 was $975, as compared to cash used in operating activities of $101,973 for the six months ended June 30, 2023. The decrease in net loss was mainly attributable to increase in available business in the current year.

Cash used in investing activities for the six months ended June 30, 2024 was $12,258 as compared cash used in investing activities of $47,500 for the six months ended June 30, 2023. This was due to the Company not loaning additional funds to NVT during the period and not getting additional financing.

Cash provided by financing activities for the six months ended June 30, 2024 was $0 as compared to $0 provided by financing activities the six months ended June, 2023.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2024.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

In performing this assessment, management has identified the following material weaknesses as of June 30, 2024:

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting. As of June 30, 2024 no changes have occurred.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the period ended June 30, 2024, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

CMG HOLDINGS GROUP, INC.
Dated: August 19, 2024	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer