Form 10-Q
period 2024-09-30
CMG HOLDINGS GROUP, INC.
filed 2024-11-18
CIK 1346655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of October 28, 2024, there were 438,672,016 shares of common stock of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

CMG HOLDINGS GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 2023 AND 2022

CMG Holdings Group, Inc.
Consolidated Balance Sheet

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$146,624	$240,597
Loan to shareholder	—	100,000
Loan receivable	1,740,180	1,649,189

Total current assets	1,886,804	1,989,786

Property and equipment	—	—

Total Assets	$1,886,804	$1,989,786

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	$93,181	$58,511
Customer deposit	40,000	—
Deferred compensation	518,634	532,913
Loan from outside party	15,000	15,000
Loan payable	712,000	712,000
Note payable	60,000	60,000

Total current liabilities	1,438,815	1,378,425

TOTAL LIABILITIES	1,438,815	1,378,425

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common Stock 450,000,000 shares authorized; $0.001 par value,
438,672,016 shares issued and outstanding
as of September 30, 2024 and December 31, 2023, respectively	438,672	438,672
Additional paid in capital	14,630,689	14,630,689
Accumulated deficit	(14,621,372)	(14,457,999)

TOTAL STOCKHOLDERS DEFICIT	447,989	611,362

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,886,804	$1,989,786

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues	$14,805	$146,143	$1,179,894	$625,568

Operating expenses
Cost of revenues	3,491	27,921	931,945	301,864
General and administrative expenses	159,155	250,158	486,765	644,283
Total operating expenses	162,646	278,079	1,418,710	946,147

Net income from operations	(147,841)	(131,936)	(238,816)	(320,579)

Other income
Settlement of Hudson Gray	—	—	—	—
Interest expense	(12,460)	—	(34,670)	(24,072)
Interest income	39,286	34,450	110,114	101,325
PPP loan forgiveness	—	—	—	—
Gain on sale of stock.	—	—	—	—
Total other income	26,826	34,450	75,444	77,253

Net income	$(121,015)	$(97,486)	$(163,372)	$(243,326)

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	—	$—	438,672,016	$438,672	$14,630,689	$(14,457,999)	$611,362

Net Income(Loss) for the year	—	—	—	—	—	(73,613)	(73,613)

Balance March 31, 2024	—		438,672,016	438,672	14,630,689	(14,531,612)	537,749

Net Income(Loss)	—	—	—	—	—	31,255	31,255

Balance June 30, 2024	—	—	438,672,016	438,672	14,630,689	(14,500,356)	569,005

Net Income(Loss)	—	—	—	—	—	(121,015)	(121,015)

Balance September 30 2024	—	—	438,672,016	$438,672	$14,630,689	$(14,621,372)	$447,989

	Preferred Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	—	—	438,672,016	438,672	14,630,689	(14,335,483)	733,878

Net Income(Loss)	—	—	—	—	—	(97,216)	(97,216)

Balance March 31, 2023	—	—	438,672,016	438,672	14,630,689	(14,432,699)	636,662

Net Income(Loss)	—	—	—	—	—	31,256	31,256

Balance June 30, 2023	—	—	877,344,032	877,344	29,261,378	(14,401,443)	667,918

Net Income(Loss)	—	—	—	—	—	(97,486)	(97,486)

Balance September 30, 2023	—	$—	877,344,032	$877,344	$29,261,378	$(14,498,929)	$570,432

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the nine	For the nine
	months ended	months ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(163,372)	$(243,326)
Adjustments to reconcile net income to cash used in operating activities
Accounts receivable	—	—
Accrued liabilities	—	—
Prepaid legal fees	—	—
Gain on sale of stock	—	—
Depreciation	—	1,862
Deferred compensation	135,000	135,000
Interest expense	34,670	19,500
Interest income	(110,115)	(101,325)
Accounts payable	—	—
PPP loan forgiveness	—	—

Net cash provided by operations	(103,817)	(188,289)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment	—	—
Loan receivable	—	—
Proceeds from repayment of notes receivable	29,380	12,000
Customer deposit	40,000	—
Proceeds from loan payable	—	(10,000)
Loan to shareholder	100,000	—
Payment of notes receivable	(10,257)	(17,000)
Payment of deferred compensation	(149,280)	(32,500)
Net cash used in investing activities	9,843	(47,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	—	—
Proceeds from paycheck protection loan	—	—
Payment of loans	—	—
Net cash provided by (used in) financing activities	—	—

Net increase in cash	(93,974)	(235,789)
Cash, beginning of period	240,598	338,157
Cash, end of period	$146,624	$102,368

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents.

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

3 Accounts Receivable

Accounts receivable consist of invoices for events that occurred prior to period end that the payments were received in the following year. The balance of accounts receivable at September 30, 2024 and December 31, 2023 were $0 and $0, respectively.

4 Loan Receivable

On November 15, 2019 the company entered into an agreement to a line of credit (LOC) with Pristec America Inc. (Pristec). The LOC was for $75,000. As of December 31, 2019, the Company had loaned to Pristec $67,500 at an interest rate of 12%, the loan matures in twelve (12) months. As of December 31, 2020 the Company loaned an additional $32,500 and extended the loan for another 12 months until December 31, 2023. Pristec is a late stage technology company that has 108 worldwide patents for the cold cracking of crude oil and other oil products. The Company has been granted the right to convert this loan into 100 shares of stock at price of $1,000. At the discretion of the Company, the Company has the option of entering into a revenue sharing at the same terms. Total amount owed including interest is $123,430 and $123,430 as of September 30, 2024 and December 31, 2023, respectively.

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. During the year ended December 31, 2021 the Company loaned an additional $999,201 to NVT. NVT repaid $60,000 to the Company. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was extended on December 24, 2023until December 24, 2024. The loan was verbally extended until December 24, 2023. The total amount owed including interest is $1,610,750 and $1,519,759 as of September 30, 2024 and December 31, 2023 respectively.

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

5 Accounts Payable

Accounts payable consist of expenses incurred during the year that had not yet been paid. The balance of accounts payable at September 30, 2024 is $0. The balance of accounts payable at December 31, 2023 were $0. These accounts payable consisted of trade accounts payable.

6       Equity

a.	Common Stock

During the periods ended September 30, 2024 and December 31, 2023, the Company did not sell any shares of its $0.001 par value per share common stock.

b.	Common Stock Warrants

During the periods ended September 30, 2024 and December 31, 2023;, the Company did not issue any warrants for its common shares. On December 15, 2017, the Company's Board of Directors lowered the strike price on the outstanding 40,000,000 Warrants previously issued to Glenn Laken to $0.0035 and extended the expiration date for an additional five (5) years.

7                  Notes Payable

Convertible Promissory Notes

BOn November 23, 2021, the Company borrowed $500,000 from GS Capital Partners LLC. The note is due and payable on November 23, 2022. The note has an interest rate of 6% per annum. The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price for each share of Common Stock at a price ("Conversion Price") of $0.0165 per share (the “Fixed Price”). Beginning on the 6th monthly anniversary of the Issuance Date of the Note, the Fixed Price shall be equal to $0.0092 per share. Provided, however that in the event, the Company’s Common Stock trades below $0.007 per share for more than seven (7) consecutive trading days, the Holder of this Note is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's Common Stock at a Conversion Price equal to the lower of the Fixed Price or 75% of the average of the two lowest VWAP’s of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the ten  prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price). If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Such conversion shall be effectuated by the Company delivering the shares of Common Stock to the Holder within 3 business days of receipt by the Company of the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion.  No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. To the extent the Conversion Price of the Company’s Common Stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law.  The Company agrees to honor all conversions submitted pending this increase. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor). The conversion discount, look back period and other terms will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, prepayment rate, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while this Note is in effect, including but not limited to defaults, penalties and the remedy for such defaults or penalties. During the year ended December 31, 2023 the Company borrowed an additional $712,000 under the same terms. At September 30, 2024 the balanced owed was $712,000.

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

9             Income Taxes

The Company has a net operating loss carried forward of $14,621,372 available to offset taxable income in future years which commence expiring in 2031. The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2024 and 2023). As of September 30 2024 and December 31, 20232, the Company had no uncertain tax positions.

	2024	2023
Income tax recovery at Statutory rate	$34,308	$29,937
Permanent differences and other	—	—
Valuation allowance change	(34,308)	(29,937)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at September 30, 2024 and December 31, 2023 are as follows:

	2024	2023
Net operating loss carried forward	$14,621,372	$14,458,000
Valuation allowance	$(14,621,372)	$(14,458,000)
Net deferred income tax asset	$—	$—

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

 10          Segments

The Company splits its business activities during the period ended September 30, 2024 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the three months ended September 30, 2024.

		CMG
		Holding
	XA	Group	Total
Revenues	14,805	—	14,805

Operating expenses	103,379	59,267	162,646

Operating income (loss)	(88,574)	(59,267)	(147,841)

Other income (expense)	—	26,825	26,825

Net income (loss)	(88,574)	(32,442)	(121,016)

The Company splits its business activities during the period ended September 30, 2023 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the three months ended September 30, 2023.

		CMG
		Holding
	XA	Group	Total
Revenues	146,143	—	146,143

Operating expenses	219,024	59,055	278,079

Operating income (loss)	(72,881)	(59,055)	(131,936)

Other income (expense)	—	34,450	34,450

Net income (loss)	(72,881)	(24,605)	158,526

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

 10          Segments (continued)

The Company splits its business activities during the period ended September 30, 2024 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the nine months ended September 30, 2024.

		CMG
		Holding
	XA	Group	Total
Revenues	1,179,894	—	1,179,894

Operating expenses	1,229,270	189,440	1,418,718

Operating income (loss)	(49,376)	(189,440)	(238,816)

Other income (expense)	—	75,444	75,444

Net income (loss)	(49,376)	(113,996)	(163,372)

The Company splits its business activities during the period ended September 30, 2022 into two Reportable Segments. Each segment represents an entity of which are included in the consolidation. The table below represents the operations results for each segment or entity, for the nine months ended September 30, 2023.

		CMG
		Holding
	XA	Group	Total
Revenues	625,568	—	625,568

Operating expenses	735,530	210,616	946,146

Operating income (loss)	(111,962)	(210,618)	(320,578)

Other income (expense)	—	72,253	72,253

Net income (loss)	(111,962	(133,363)	(243,325)

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

The board of directors approved a monthly salary for the Company CEO of $15,000 per month. Due to negative economic factors the company did not make any of these payments until January 15, 2019, when payments to the CEO began. The Company has recorded “Deferred Compensation” of $518,634 at September 30, 2024. The Company made payments of $149,280 and $53,000 in excess of the current $135,000 and $180,000 salary for periods ended September 30, 2024 and December 31, 2023, respectively.

The Company paid $75,000 and $150,000 for the periods ended September 30, 2024 and December 31, 2023, respectively, as compensation to the President of XA, who is the daughter of the Company CEO.

On September 2, 2023, the Company loaned the CEO $100,000 for legal expenses related to the decision to sell Company assets that had been written off in prior years. The proceeds of the sale were deposited into the Company bank account. The loan was paid back during the quarter ended June 30, 2024

12 Subsequent Events

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

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2024

Gross revenues decreased from $625,568 for the nine months ended September 30, 2023 to $1,179,893 for the nine months ended September, 2024. The decrease in revenues was mainly attributable to the decrease in overall business due to worldwide inflation.

Cost of revenue increased from $581,254 for the nine months ended September 30, 2023 to $931,945 for the nine months ended September 30, 2023. The decrease in cost of revenues was mainly attributable to the decrease in overall business due to worldwide inflation.

Operating expenses increased from $513,397 for the nine months ended September 30, 2022 to $644,283 for the nine months ended September 30, 2024. The increase in operating expenses is due to the decrease in support expenses to run business and increase in interest expense for the quarter.

Net loss decreased from a loss of $243,326 for the nine months ended September 30, 2023 to net loss of $163,373 for the nine months ended September 30, 2024. The decrease in net income was mainly attributable to decrease in overall business due to worldwide inflation .

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2024, the Company’s cash on hand was $146,624.

Cash used in operating activities for the nine months ended September 30, 2024 was $103,817, as compared to cash used in operating activities of $188,289 for the nine months ended September 30, 2023. The increase in net loss to net income was mainly attributable to the Company beginning to come back from the worldwide pandemic that took place during the previous year.

Cash used in investing activities for the nine months ended September 30, 2024 was $9,843 as compared cash provided by investing activities of $41,9410 for the nine months ended September 30, 2022. This was due to the Company not loaning additional funds to NVT during the quarter.

Cash provided by financing activities for the nine months ended September 30, 2024 was $0 as compared to $0 provided by financing activities the nine months ended September, 2023.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2024.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Furthermore, due to our financial situation, the Company will be implementing further internal controls as the Company becomes operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation as of September 30, 2024, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2024 due to the identification of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

In performing this assessment, management has identified the following material weaknesses as of September 30, 2024:

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

CMG HOLDINGS GROUP, INC.
Dated: November 15, 2024	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer