Form 10-Q/A
period 2024-09-30
CMG HOLDINGS GROUP, INC.
filed 2024-11-25
CIK 1346655

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

The 10Q was inadvertently file on November 15, 2024 without the auditor’s review being complete.

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

CMG Holdings Group, Inc.
Consolidated Statements of Operations
Unaudited

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues	$14,805	$146,143	$1,179,894	$625,568

Operating expenses
Cost of revenues	3,491	27,921	931,945	301,864
General and administrative expenses	159,155	250,158	486,765	644,283
Total operating expenses	162,646	278,079	1,418,710	946,147

Net income from operations	(147,841)	(131,936)	(238,816)	(320,579)

Other income
Settlement of Hudson Gray	—	—	—	—
Interest expense	(12,460)	—	(34,670)	(24,072)
Interest income	39,286	34,450	110,114	101,325
PPP loan forgiveness	—	—	—	—
Gain on sale of stock.	—	—	—	—
Total other income	26,826	34,450	75,444	77,253

Net income	$(121,015)	$(97,486)	$(163,372)	$(243,326)

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Stockholders Equity

	Preferred Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	—	$—	438,672,016	$438,672	$14,630,689	$(14,457,999)	$611,362

Net Income(Loss) for the year	—	—	—	—	—	(73,613)	(73,613)

Balance March 31, 2024	—		438,672,016	438,672	14,630,689	(14,531,612)	537,749

Net Income(Loss)	—	—	—	—	—	31,255	31,255

Balance June 30, 2024	—	—	438,672,016	438,672	14,630,689	(14,500,356)	569,005

Net Income(Loss)	—	—	—	—	—	(121,015)	(121,015)

Balance September 30 2024	—	—	438,672,016	$438,672	$14,630,689	$(14,621,372)	$447,989

	Preferred Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	—	—	438,672,016	438,672	14,630,689	(14,335,483)	733,878

Net Income(Loss)	—	—	—	—	—	(97,216)	(97,216)

Balance March 31, 2023	—	—	438,672,016	438,672	14,630,689	(14,432,699)	636,662

Net Income(Loss)	—	—	—	—	—	(48,622)	(48,622)

Balance June 30, 2023	—	—	877,344,032	877,344	29,261,378	(14,481,321)	588,040

Net Income(Loss)	—	—	—	—	—	(97,486)	(97,486)

Balance September 30, 2023	—	$—	877,344,032	$877,344	$29,261,378	$(14,578,807)	$490,554

The accompanying notes are an integral part of these financial statements.

CMG Holdings Group, Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the nine	For the nine
	months ended	months ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(163,372)	$(243,326)
Adjustments to reconcile net income to cash used in operating activities
Accounts receivable	—	—
Accrued liabilities	—	—
Prepaid legal fees	—	—
Gain on sale of stock	—	—
Depreciation	—	1,862
Deferred compensation	135,000	135,000
Interest expense	34,670	19,500
Interest income	(110,115)	(101,325)
Accounts payable	—	—
PPP loan forgiveness	—	—

Net cash provided by operations	(103,817)	(188,289)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment	—	—
Loan receivable	—	—
Customer deposit	40,000	—
Loan to shareholder	100,000	—
Payment of deferred compensation	(149,280)	(32,500)
Net cash used in investing activities	(9,280)	(32,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repayment of notes receivable	29,380	12,000
Proceeds from loan payable	—	(10,000)
Payment of notes receivable	(10,257)	(17,000)
Net cash provided by (used in) financing activities	19,123	(15,000)

Net increase in cash	(93,974)	(235,789)
Cash, beginning of period	240,598	338,157
Cash, end of period	$146,624	$102,368

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

The results for the nine and three months ended September 30, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2023, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2024 and for the related periods presented.

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

d) Revenue Recognition

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

e) Basic and Diluted Net Loss Per Share

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

f) Financial Instruments

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

g)       Property and Equipment

Property and equipment are comprised of a vehicle and is amortized on a straight-line basis over an expected useful life of three years. Maintenance and repairs are charged to expense as incurred. The land is not depreciated.

h) Impairment of long lived assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

i) Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

3 Accounts Receivable

Accounts receivable consist of invoices for events that occurred prior to period end that the payments were received in the following year. The balance of accounts receivable at September 30, 2024 and December 31, 2023 were $0 and $0, respectively.

4 Loan Receivable

On November 15, 2019 the company entered into an agreement to a line of credit (LOC) with Pristec America Inc. (Pristec). The LOC was for $75,000. As of December 31, 2019, the Company had loaned to Pristec $67,500 at an interest rate of 12%, the loan matures in twelve (12) months. As of December 31, 2020 the Company loaned an additional $32,500 and extended the loan for another 12 months until December 31, 2023. Pristec is a late stage technology company that has 108 worldwide patents for the cold cracking of crude oil and other oil products. The Company has been granted the right to convert this loan into 100 shares of stock at price of $1,000. At the discretion of the Company, the Company has the option of entering into a revenue sharing at the same terms. Total amount owed including interest is $123,430 and $129,430 as of September 30, 2024 and December 31, 2023, respectively.

On June 24, 2020 The Company entered into an agreement with New Vacuum Technologies LLC(NVT) whereby the Company loaned NVT $50,000. During the year ended December 31, 2021 the Company loaned an additional $999,201 to NVT. NVT repaid $60,000 to the Company. During the nine month period ended September 30, 2024, the Company loaned NVT an additional $10,257. NVT repaid $29,380 during the same period. The Company recorded $110,114 in accrued interest. The loan was originally due on December 24, 2020 at an interest rate of 10% per annum. The loan was extended on December 24, 2023 until December 24, 2024. The total amount owed including interest is $1,610,750 and $1,519,759 as of September 30, 2024 and December 31, 2023 respectively.

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

	2024	2023
Income tax recovery at Statutory rate	$34,308	$51,098
Permanent differences and other	—	—
Valuation allowance change	(34,308)	(51,098)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Net operating loss carried forward	$14,621,372	$14,458,000
Valuation allowance	$(14,621,372)	$(14,458,000)
Net deferred income tax asset	$—	$—

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

		CMG
		Holding
	XA	Group	Total
Revenues	1,179,894	—	1,179,894

Operating expenses	1,229,270	189,440	1,418,718

Operating income (loss)	(49,376)	(189,440)	(238,816)

Other income (expense)	—	75,444	75,444

Net income (loss)	(49,377)	(113,996)	(163,373)

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

CMG HOLDINGS GROUP, INC.

Notes to the Consolidated Financial Statements

11 Related Party Transactions

The Company borrowed $125,000 from a relative of the Company CEO. This amount is due on demand and has an interest rate of 0%. At September 30, 2024 the remaining balance of the loan was $15,000.

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

Cost of revenue increased from $301,864 for the nine months ended September 30, 2023 to $931,945 for the nine months ended September 30, 2023. The decrease in cost of revenues was mainly attributable to the decrease in overall business due to worldwide inflation.

Operating expenses increased from $644,283 for the nine months ended September 30, 2023 to $486,765 for the nine months ended September 30, 2024. The increase in operating expenses is due to the decrease in support expenses to run business and increase in interest expense for the quarter.

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

Cash used in investing activities for the nine months ended September 30, 2024 was $9,280 as compared cash used in investing activities of $32,500 for the nine months ended September 30, 2023. This was due to the Company not loaning additional funds to NVT during the quarter.

Cash provided by financing activities for the nine months ended September 30, 2024 was $19,123 as compared to $15,000 used in financing activities the nine months ended September, 2023.

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

CMG HOLDINGS GROUP, INC.
Dated: November 25, 2024	By: /s/ Glenn Laken
Glenn Laken, Chief Executive Officer